Form 10-Q
period 2000-06-30
REPEATER TECHNOLOGIES INC
filed 2000-09-20
CIK 1052246

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-31231

                          REPEATER TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0535658
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

                               1150 MORSE AVENUE
                          SUNNYVALE, CALIFORNIA 94089
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (408) 747-1900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [ ]          NO [X]

     The number of shares of the Registrant's Common Stock outstanding as of August 31, 2000 was 23,379,025.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                         ----
                        PART I. FINANCIAL INFORMATION
  Item 1.  Financial Statements (unaudited)............................    1
           Condensed Consolidated Balance Sheets.......................    1
           Condensed Consolidated Statements of Operations.............    2
           Condensed Consolidated Statements of Cash Flows.............    3
           Notes to Consolidated Financial Statements..................    4
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    8
           Risk Factors................................................   13
  Item 3.  Quantitative and Qualitative Disclosures of Market Risk.....   20

                         PART II. OTHER INFORMATION
  Item 1.  Legal Proceedings...........................................   20
  Item 2.  Changes in Securities and Use of Proceeds...................   20
  Item 3.  Defaults Upon Senior Securities.............................   21
  Item 4.  Submission of Matters to a Vote of Security Holders.........   21
  Item 5.  Other Information...........................................   21
  Item 6.  Exhibits and Reports on Form 8-K............................   22
Signatures.............................................................   23
Exhibit Index..........................................................   24

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          REPEATER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA )

                                     ASSETS

                                                               JUNE 30,      MARCH 31,
                                                                 2000          2000
                                                              -----------    ---------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $  3,156      $  4,823
  Accounts receivable, net of allowance for doubtful
     accounts of $218 and $255 at June 30, 2000 and March
     31, 2000, respectively.................................      4,375         4,383
  Inventories, net..........................................      3,804         3,052
  Other current assets......................................      1,735         1,280
                                                               --------      --------
          Total current assets..............................     13,070        13,538
Service parts, net..........................................        300           330
Property and equipment, net.................................      2,334         2,168
Intangible assets, net......................................         26            29
Other assets................................................        147           152
                                                               --------      --------
          Total assets......................................   $ 15,877      $ 16,217
                                                               ========      ========
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................   $  4,170      $  4,291
  Accrued compensation......................................        836           574
  Other accrued liabilities.................................      1,011         1,019
  Advances..................................................      3,600            --
  Deferred revenue..........................................         88         1,363
  Current portion of notes payable..........................      1,589         1,232
  Current portion of capital lease obligations..............        418           418
                                                               --------      --------
          Total current liabilities.........................     11,712         8,897
Deferred revenue, net of current portion....................        410           339
Notes payable, net of current portion.......................      2,328         3,078
Capital lease obligations, net of current portion...........        406           507
Convertible subordinated debentures.........................     15,000        15,000
                                                               --------      --------
          Total liabilities.................................     29,856        27,821
                                                               --------      --------
Stockholders' deficit:
  Convertible preferred stock, $0.001 par value; 14,210,077
     shares authorized 9,874,691, issued and outstanding....         10            10
  Common Stock, $0.001 par value; 70,000,000 and 30,000,000
     shares authorized; 3,374,737 and 3,316,309 shares
     issued and outstanding at June 30, 2000 and March 31,
     2000, respectively.....................................          3             3
  Additional paid in capital................................     53,186        54,555
  Unearned stock-based compensation.........................     (7,645)      (10,297)
  Accumulated deficit.......................................    (59,533)      (55,875)
                                                               --------      --------
          Total stockholders' deficit.......................    (13,979)      (11,604)
                                                               --------      --------
          Total liabilities and stockholders' deficit.......   $ 15,877      $ 16,217
                                                               ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                               JUNE 30,       JUNE 25,
                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Net revenues................................................    $ 7,355        $ 3,003
Cost of revenues............................................      5,019          2,203
                                                                -------        -------
Gross profit................................................      2,336            800
                                                                -------        -------
Operating expenses:
  Research and development..................................      2,476          1,062
  Sales and marketing.......................................      2,182          1,322
  General and administrative................................        844            490
                                                                -------        -------
          Total operating expenses..........................      5,502          2,874
                                                                -------        -------
Loss from operations........................................     (3,166)        (2,074)
Other expense, net..........................................       (492)          (245)
                                                                -------        -------
Net loss....................................................    $(3,658)       $(2,319)
                                                                =======        =======
Net loss per common share -- basic and diluted..............    $ (1.36)       $ (0.99)
                                                                =======        =======
Shares used in net loss per common share calculation --basic
  and diluted...............................................      2,696          2,342
                                                                =======        =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                --------------------------
                                                                 JUNE 30,       JUNE 25,
                                                                   2000           1999
                                                                -----------    -----------
                                                                (UNAUDITED)    (UNAUDITED)
Cash Flows From Operating Activities:
Net loss....................................................      $(3,658)       $(2,319)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................          287            203
  Provision for losses on accounts receivable...............          (38)            15
  Provision for writedowns on inventories...................           60             22
  Amortization of unearned stock-based compensation.........        1,259            147
  Amortization of debt issuance costs.......................            5             --
  Amortization of debt discount.............................           45             --
  Changes in operating assets and liabilities:
     Accounts receivable....................................           46           (144)
     Inventories............................................         (812)          (179)
     Other current assets...................................           30             (2)
     Other assets...........................................           --            (26)
     Accounts payable.......................................         (121)           (52)
     Accrued compensation...................................          262            (64)
     Other accrued liabilities..............................           (8)            91
     Deferred revenue.......................................       (1,204)            --
                                                                  -------        -------
          Net cash used in operating activities.............       (3,847)        (2,308)
                                                                  -------        -------
Cash Flows Used in Investing Activities:
  Purchase of field service parts...........................          (17)            --
  Purchase of property and equipment........................         (403)            --
                                                                  -------        -------
          Net cash used in investing activities.............         (420)            --
                                                                  -------        -------
Cash Flows From Financing Activities:
  Payments for initial public offering fees.................         (486)            --
  Principal payments on notes payable.......................         (437)           (69)
  Proceeds from borrowings on notes payable.................           --            246
  Payments on capital lease obligations.....................         (101)          (151)
  Proceeds from the advances against series EE convertible
     subordinated debentures................................        3,600             --
  Proceeds from capital lease...............................           --             68
  Net issuances of common stock.............................           24              1
                                                                  -------        -------
          Net cash provided by financing activities.........        2,600             95
                                                                  -------        -------
Net decrease in cash and cash equivalents...................       (1,667)        (2,213)
Cash and cash equivalents at beginning of the period........        4,823         10,358
                                                                  -------        -------
Cash and cash equivalents at end of the period..............      $ 3,156        $ 8,145
                                                                  =======        =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest....................................      $   512        $   332
  Taxes paid................................................      $    --        $     1
Supplemental disclosure of non-cash investing and financing
  activities:
  Equipment purchased under capital lease obligations.......      $    --        $   288

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of June 30, 2000 and for the three-month periods ended June 30, 2000 and June 25, 1999 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of March 31, 2000 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended March 31, 2000, included in the Registration Statement on Form S-1 (No. 333-31266).

     The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001 or any other future interim period, and the Company makes no representations related thereto.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 2000, SFAS No. 133 was amended by SFAS No. 138. The Company has not determined what impact, if any, SFAS No. 133 will have on the operations and financial position of the Company. The Company will be required to implement SFAS No. 133 as amended by SFAS No. 138, beginning in 2001. The Company does not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted the provisions of SAB 101 in these condensed, consolidated financial statements for all periods presented.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not expect that the adoption of FIN 44 will have a material impact on its financial position or results of operations.

                          REPEATER TECHNOLOGIES, INC.

                                 JUNE 30, 2000

CONCENTRATION OF CREDIT RISK

     The Company's cash and cash equivalents are maintained at a major US financial institution. Deposits in this institution may exceed the amount of insurance provided on such deposits.

     The Company's customers are providers of wireless communications services. The Company performs periodic credit evaluations of these customers and generally does not require collateral for its domestic customers. For international customers, the Company generally requires letters of credit prior to shipment. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations.

     During the three months ended June 30, 2000, four customers accounted for approximately 20%, 14%, 11% and 10% of net revenues. As of June 30, 2000, two customers accounted for approximately 28% and 11% of total receivables. As of March 31, 2000, three customers accounted for approximately 18%, 16% and 15% of total receivables.

NET LOSS PER COMMON SHARE

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible subordinated debentures and convertible preferred stock. Options, warrants, convertible subordinated debentures and convertible preferred stock were not included in the computation of diluted net loss per share for the three-month periods ended June 25, 1999 and June 30, 2000 because the effect would be anti-dilutive. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net loss per share follows (in thousands, except per share data):

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                        JUNE 30,       JUNE 25,
                                                          2000           1999
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
Numerator:
Net loss.............................................    $(3,658)       $(2,319)
                                                         =======        =======
Denominator:
  Weighted average common shares outstanding.........      3,335          2,408
  Weighted average unvested common shares subject to
     repurchase......................................       (639)           (66)
                                                         -------        -------
Denominator for basic and diluted calculation........      2,696          2,342
                                                         =======        =======
Net loss per common share-basic and diluted..........    $ (1.36)       $ (0.99)
                                                         =======        =======

                          REPEATER TECHNOLOGIES, INC.

                                 JUNE 30, 2000

     The following securities have not been included in the computation of diluted net loss per share as they are anti-dilutive (in thousands):

                                                          THREE MONTHS ENDED
                                                      ---------------------------
                                                        JUNE 30,       JUNE 25,
                                                          2000           1999
                                                      ------------    -----------
                                                      (UNAUDITED)     (UNAUDITED)
Convertible preferred stock (after effect of
  anti-dilutive provision)..........................     10,116         10,116
Options outstanding to purchase common stock........      3,915          2,580
Warrants outstanding to purchase common and
  preferred stock...................................      1,184          1,092
Series DD convertible debentures....................      2,727          2,727
Unvested common stock...............................        639             66
                                                         ------         ------
                                                         18,581         16,581
                                                         ======         ======

BALANCE SHEET COMPONENTS (IN THOUSANDS):

     Inventories consisted of the following:

                                                         JUNE 30,      MARCH 31,
                                                           2000          2000
                                                        -----------    ---------
                                                        (UNAUDITED)
Raw materials.........................................    $ 1,890       $ 2,166
Work in process.......................................        595           489
Finished goods........................................      2,958         1,976
                                                          -------       -------
                                                            5,443         4,631
Less: allowance.......................................     (1,639)       (1,579)
                                                          -------       -------
                                                          $ 3,804       $ 3,052
                                                          =======       =======
Service parts consisted of the following:
Service parts.........................................    $   569       $   551
Less: accumulated depreciation........................       (269)         (221)
                                                          -------       -------
                                                          $   300       $   330
                                                          =======       =======
Property and equipment consisted of the following:
Computer equipment....................................    $ 2,241       $ 2,008
Manufacturing equipment...............................      4,110         3,960
Furniture and fixtures................................        534           514
Leasehold improvements................................         79            79
                                                          -------       -------
                                                            6,964         6,561
Less: accumulated depreciation........................     (4,630)       (4,393)
                                                          -------       -------
                                                          $ 2,334       $ 2,168
                                                          =======       =======
Included as part of the property and equipment
  balances above:
Capital leased equipment..............................    $ 1,106       $ 1,106
Less: Accumulated depreciation........................       (981)         (950)
                                                          -------       -------
                                                          $   125       $   156
                                                          =======       =======

                          REPEATER TECHNOLOGIES, INC.

                                 JUNE 30, 2000

     Other current assets consisted of the following:

                                                         JUNE 30,      MARCH 31,
                                                           2000          2000
                                                        -----------    ---------
                                                        (UNAUDITED)
Prepaid expenses......................................    $  163        $  192
Deferred IPO costs....................................     1,572         1,088
                                                          ------        ------
                                                          $1,735        $1,280
                                                          ======        ======

SUBSEQUENT EVENTS

SERIES EE CONVERTIBLE SUBORDINATED DEBENTURES

     In July 2000, the Company amended its certificate of incorporation to authorize the issuance of up to 1,500,000 shares of Series EE Convertible Preferred Stock. The Series EE have the same rights and privileges as Series DD with the exception that the liquidation preference is $8.00 per share and its dividend amount is $0.80 per share per annum. Per the amended and restated certificate of incorporation the Company is authorized to issue 70 million shares of common stock and 20 million shares of convertible preferred stock.

     In July 2000, the company issued $5.1 million of Series EE convertible subordinated debentures. These debentures bear interest at 8% and mature in November 2003. These debentures were convertible into Series EE convertible preferred stock at any time at the option of the holder at a conversion price which was the lesser of $8.00 per share or the initial public offering price of the Company's common stock. In addition, the Company had the right to convert the debentures into Series EE convertible preferred stock in the event that it completed a qualified public offering, at which time Series EE convertible preferred stock would automatically convert into common stock at a conversion ratio of one for one. These Series EE debentures converted into common stock upon the closing of the Company's initial public offering. The beneficial conversion feature associated with the Series EE convertible, subordinated debentures will be recorded as interest expense in the Company's fiscal quarter ending September 29, 2000.

     In connection with the issuance of the Series EE convertible debentures, the Company issued warrants, which after the closing of the Company's initial public offering, are exercisable to purchase 127,500 shares of common stock at an exercise price of $8.00 per share. The warrants are fully exercisable and expire on July 11, 2005. The fair value of the warrant will be recorded as debt discount in the Company's fiscal quarter ending September 29, 2000 and will be amortized over the life of the Series EE convertible, subordinated debentures.

INITIAL PUBLIC OFFERING

     In August 2000, the Company completed its initial public offering of 5,462,500 shares of common stock (including 712,500 shares purchased through the exercise of the underwriters' over-allotment option) at $9.00 per share. Net proceeds aggregated approximately $42.6 million after paying the underwriters' fee of approximately $3.4 million and related expenses of approximately $3.1 million. The following change in the Company's capital stock occurred immediately before or concurrent with the closing of the offering :

     - all issued and outstanding shares of the Company's preferred stock were converted into an aggregate of 10,116,319 shares of common stock

     - certain outstanding warrants were exercised, resulting in an issuance of 1,060,706 shares of common stock

     - $20.1 million of Series DD and Series EE convertible debentures were converted into an aggregate of 3,364,763 shares of common stock

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following information in conjunction with the historical financial information and notes thereto included in our Registration Statement on Form S-1 (File No. 333-31266), which was previously filed with the Securities and Exchange Commission. Unless otherwise indicated, references to year ended or year ending, or three months ended or three months ending, refer to our fiscal year or fiscal three months, respectively.

     This Form 10-Q contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions based on the information available to us on the date of this document. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements.

OVERVIEW

     We develop, market and sell wireless network equipment primarily for CDMA-based wireless communications networks. We provide cost-effective, high-quality products for use in suburban and rural areas, urban areas and inside office buildings and other coverage-limited structures. Our products have been deployed with over 50 CDMA wireless service providers in twelve countries.

     From our inception in 1983 through our year ended March 31, 1996, we were primarily focused on providing microwave frequency repeaters for long-distance telecommunications applications and cellular repeaters for non-CDMA based wireless communications applications. Starting in our year ended March 31, 1997, we changed our strategic focus and re-directed our resources to the development and marketing of repeaters for wireless networks based on the CDMA digital standard. This wireless standard offered us the opportunity to develop a new type of repeater, which we call our Network Repeater, that in conjunction with CDMA base stations, enables wireless service providers to deploy or extend CDMA wireless networks in non-urban areas at a significantly reduced cost. We shipped our first Network Repeaters for CDMA wireless networks in May 1997.

     We generated net revenues of $16.9 million in the fiscal year ended March 31, 2000 and $7.4 million in the three months ended June 30, 2000. We incurred net losses of $15.0 million in the fiscal year ended March 31, 2000 and $3.7 million in the three months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $59.5 million.

     In November 1999, we acquired substantially all of the assets and assumed substantially all of the liabilities of The Gwydion Company LLC for a combination of $0.8 million in cash and 573,334 shares of our common stock. We accounted for this transaction using the purchase method of accounting. As part of this acquisition, we have acquired Gwydion's distributed antenna system project, which is designed to provide in-building coverage via a fiber optic antenna system. We expect to introduce the final product by November 2000. We have spent approximately $1.9 million in research and development, excluding stock-based compensation, from the date of the acquisition through June 30, 2000 in an effort to develop the technology to produce a commercially viable product. The future research and development expense associated with the acquired in-process product is estimated to be approximately $0.9 million between July 2000 and November 2000, excluding stock-based compensation.

     The 573,334 shares we issued will be held in escrow for up to 18 months until certain performance criteria are met. In connection with this contingent consideration, we recognized a research and development expense of $1.9 million during the year ended March 31, 2000 and $0.4 million for the three months ended June 30, 2000 and we had $2.9 million in deferred compensation as of June 30, 2000. Assuming a fair value for our common stock of $9.00 per share, the price of our shares sold to the public in our initial public offering, and assuming achievement of performance criteria, the compensation expense will be as follows: $2.6 million for the remainder of the year ending March 30, 2001 and $0.3 million for the year ending March 31, 2002.

     Since our inception, we have used stock option programs for employees as compensation to attract strong business and technical talent. Stock-based compensation consists of the difference between the deemed fair market value of stock options and the exercise price of these grants. This difference is being amortized on an accelerated basis over the vesting period of the grants, generally four years. For the year ended March 31, 2000 and three months ended June 30, 2000, we recorded $2.5 million and $0.9 million, respectively, of stock-based compensation expense in connection with options granted to employees and consultants. During the three months ended June 30, 2000, we granted both incentive and nonstatutory stock options and we have recorded $0.7 million in unearned stock-based compensation in relation to these grants. The balance in unearned stock-based compensation of $4.8 million as of June 30, 2000 will be amortized over the vesting period of the grants.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 25, 1999

     The following table sets forth our results of operations as a percentage of net revenues for the periods indicated:

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                        JUNE 30,       JUNE 25,
                                                          2000           1999
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
Net revenues.........................................     100.0%         100.0%
Cost of revenues.....................................      68.2           73.4
                                                          -----          -----
Gross margin.........................................      31.8           26.6
                                                          -----          -----
Operating expenses:
  Research and development...........................      33.6           35.4
  Sales and marketing................................      29.7           44.0
  General and administrative.........................      11.5           16.3
                                                          -----          -----
Total operating expenses.............................      74.8           95.7
                                                          -----          -----
Loss from operations.................................     (43.0)         (69.1)
Other expense, net...................................      (6.7)          (8.1)
                                                          -----          -----
Net loss.............................................     (49.7)%        (77.2)%
                                                          =====          =====

     Net revenues: Our net revenues are derived primarily from our Network Repeaters based on the CDMA standard as well as complementary equipment for these products. We also provide training, installation support, design and implementation services to our customers on a fee for service basis. Net revenues increased $4.4 million, or 144.9%, from $3.0 million for the three months ended June 25, 1999 to $7.4 million for the three months ended June 30, 2000. This increase was primarily due to increased shipments of our CDMA-based repeaters to new and existing customers. During the three months ended June 30, 2000, 83.4% of our net revenues were derived from ten customers, with sales to four customers, Comsyst Pty. Limited, Independent Wireless One, Inc., Northern PCS and Virginia PCS, comprising approximately 20.4%, 14.3%, 10.6% and 10.2%, respectively. During the three months ended June 25, 1999, 80.4% of our net revenues were derived from ten customers, with sales to one customer, Primeco, comprising approximately 33.1%. International sales accounted for 40.9% of net revenues during the three months ended June 30, 2000 as compared to 13.2% during the three months ended June 25, 1999.

     We have experienced downward pressure on our selling prices as a result of our entering into volume sale agreements with some customers and from general competitive pressures. We expect that our selling prices will continue to decline for the foreseeable future. In addition, if we cannot offset declines in selling prices by an increase in the number of units sold, our revenues may decline.

     Cost of revenues and gross margin: Cost of revenues increased $2.8 million, or 127.8%, from $2.2 million for the three months ended June 25, 1999 to $5.0 million for the three months ended June 30, 2000. The gross profit margin improved to 31.8% for the three months ended June 30, 2000 from 26.6% for the three months ended June 25, 1999. Of this 5.2% improvement in gross profit margin, an increase of approximately 19.1% was attributable to more efficient absorption of other cost of revenue and a decrease of 13.9% was primarily attributable to a decrease in direct material margins, as the average selling prices of our products declined while the cost of our products remained unchanged. The other costs of revenue, which consists of manufacturing overhead and customer service expenditures, increased from $1.0 million for the three months ended June 25, 1999 to $1.1 million for the three months ended June 30, 2000 primarily due to the increase in stock-based compensation.

     Research and development: Research and development expenses increased $1.4 million, or 132.9%, from $1.1 million for the three months ended June 25, 1999 to $2.5 million for the three months ended June 30, 2000. This increase was due to the following factors: (i) amortization of $0.3 million of stock-based compensation derived from grants of incentive stock options below the deemed fair market value, (ii) amortization of $0.4 million of stock-based compensation attributable to the acquisition of Gwydion, (iii) $0.5 million of increased product development expenditures for our in-building products and (iv) an increase in prototype material spending for our Network Repeaters of $0.2 million. We expect our research and product development expenses to increase as we continue to develop our technology and broaden our product line to serve new markets and applications. In particular, we expect to incur significant expenses in the development of our next generation of products to serve the emerging high-speed wireless markets.

     Sales and marketing: Sales and marketing expenses increased $0.9 million, or 65.1%, from $1.3 million for the three months ended June 25, 1999 to $2.2 million for the three months ended June 30, 2000. This increase was due to increased advertising expenditures of $0.1 million, increased sales commissions and bonuses of $0.2 million, as well as increased labor and overhead costs of $0.6 million due to hiring of additional sales and marketing personnel. We expect that our sales and marketing expenses will continue to increase as we plan to add personnel to support our sales efforts in domestic and international markets. We also plan on increasing our expenditures on advertising and other marketing programs for promoting and selling our products, including our new products for in-building coverage.

     General and administrative: General and administrative expenses consist primarily of expenses for finance, corporate management, general office administration, insurance, legal, accounting, amortization of goodwill, amortization of stock-based compensation and other professional fees. General and administrative expenses increased $0.3 million, or 72.2%, from $0.5 million for the three months ended June 25, 1999 to $0.8 million for the three months ended June 30, 2000. Of this increase, $0.2 million was attributable to the amortization of stock-based compensation and the balance was due to an increase in professional fees. We expect that general and administrative expenses will increase as our business grows and we expand our staff, increase our infrastructure and incur costs associated with being a public company.

     Other income (expense): Other income was $0.1 million and $0.05 million for the three-month periods ended June 25, 1999 and June 30, 2000, respectively. Other expenses increased $0.2 million from $0.3 million for the three months ended June 25, 1999 to $0.5 million for the three months ended June 30, 2000. This increase was due to interest expense related to additional term debt incurred July and September of 1999. After the closing of our initial public offering, until such capital is deployed in our business, we expect that interest income will increase due to higher balances in our interest-bearing accounts and that interest expense will decline as a result of the conversion of our convertible subordinated debentures into shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000 we had $3.2 million in cash and cash equivalents. Cash used in operating activities for the three months ended June 30, 2000 was $3.8 million, as compared to $2.3 million for the three months ended June 25, 1999. The significant use of cash in operating activities during the three months ended June 30, 2000 resulted from our net losses of $3.7 million, increase in net inventories of $0.8 million offset by non-cash depreciation and amortization expenses of $0.3 million and inventory provisions of $0.1 million, a decrease in deferred revenues of $1.2 million offset by non-cash expenses of $1.3 million for stock-based compensation, an increase in accrued compensation of $0.3 million offset by a decrease in accounts payable of

$0.1 million. We plan to increase our operating expenses to support our anticipated growth and we anticipate that this increase in operating expenses will be a material use of our cash during the remainder of the year ending March 2001.

     Cash used for investing activities of $0.4 million and for the three months ended June 30, 2000, was primarily used for capital expenditures. These capital expenditures were primarily investments in computerized test equipment to test our products and additional computer equipment to support our business. Although we had no material commitments for capital expenditures as of June 30, 2000, we anticipate continuing increases in our capital expenditures during the remainder of the year ending March 2001.

     Net cash provided from financing activities was $2.6 million for the three months ended June 30, 2000, and $0.1 million for the three months ended June 29, 1999. In June 2000, we received $3.6 million as an advance against the Series EE convertible subordinated debentures that were issued in July 2000.

     On July 11, 2000, the Company issued $5,100,000 of Series EE convertible subordinated debentures, convertible into shares of Series EE convertible preferred stock at the lesser of $8.00 per share, or the offering price of the Company's initial public offering of the Company's common stock, and warrants to purchase the number of shares of our Series EE convertible preferred stock equal to $1,020,000 divided by the conversion price, at an exercise price of $8.00 per share. The Series EE convertible subordinated debentures were convertible into Series EE convertible preferred stock at any time prior to the maturity date at the option of the holder. In addition, the Company had the right to convert the debentures into fully paid and non-assessable shares of Series EE convertible preferred stock in the event that it completed a qualified public offering, at which time Series EE convertible preferred stock would automatically convert into common stock. The Series EE convertible subordinated debentures bore interest at an annual rate of 8.0%, payable quarterly, and had a maturity date of November 25, 2003. The warrants expire on July 11, 2005. These Series EE convertible subordinated debentures were converted into common stock upon the closing of our initial public offering on August 14, 2000. The beneficial conversion feature associated with the Series EE convertible, subordinated debentures will be recorded as interest expense in the Company's fiscal quarter ending September 29, 2000. The fair value of the warrant will be recorded as debt discount in the Company's fiscal quarter ending September 29, 2000 and will be amortized over the life of the Series EE convertible, subordinated debentures.

     In August 2000 we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-31266) as filed with the Securities and Exchange Commission on February 28, 2000, as amended, and sold 5,462,500 shares of our common stock to the public, including 712,500 shares issued pursuant to the underwriters' over-allotment option, at $9.00 per share. The aggregate gross proceeds from the sale were approximately $49.1 million. In connection with our initial public offering, we paid $3.4 million in underwriters' discounts and $3.1 million in other costs. The costs associated with this offering include the Nasdaq National Market listing fee, printing and engraving, legal, accounting, travel and other related expenses. Net proceeds from the offering were approximately $42.6 million and were invested in high quality short-term investments. U.S. Bancorp Piper Jaffray and Bank of America Securities LLC were the managing underwriters of the initial public offering of our common stock.

     We believe that our available cash reserves, combined with the net proceeds of the Series EE convertible, subordinated debentures and the initial public offering of our common stock, will be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures for the next twelve to eighteen months. We currently intend to use a portion of the net proceeds from our initial public offering of our common stock for expansion of sales, marketing and future development of our products. We may also use a portion of the net proceeds from the initial public offering of our common stock to invest in complementary products, to license other technology or to make potential acquisitions. Thereafter, we may need additional funds for more rapid expansion of our business, unexpected expenditures or operating losses, responding to competitive pressures, developing new products and enhancements to our current products, or acquiring technologies or businesses. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of these debt securities could impose restrictions on our operations. Additional financing may not be available when needed, on favorable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 2000, SFAS No. 133 was amended by SFAS No. 138. The Company has not determined what impact, if any, SFAS No. 133 will have on the operations and financial position of the Company. The Company will be required to implement SFAS No. 133 as amended by SFAS No. 138, beginning in 2001. The Company does not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted the provisions of SAB 101 in these condensed, consolidated financial statements for all periods presented.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not expect that the adoption of FIN 44 will have a material impact on its financial position or results of operations.

                                  RISK FACTORS

     In addition to other information provided in this report, investors evaluating our company should carefully consider the following risk factors as well as the risk factors included in our Registration Statement on Form S-1 (File No. 333-31266) filed with the Securities and Exchange Commission.

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE WE BEGAN DOING BUSINESS, ANTICIPATE CONTINUING LOSSES, AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

     We have accumulated losses of $59.5 million since we began doing business in 1983 through June 30, 2000, and we may never achieve or sustain profitability. We incurred a net loss of $15.0 million for the fiscal year ended March 31, 2000, and a net loss of $3.7 million for the three months ended June 30, 2000. We will continue to incur significant expenses, particularly research and product development and sales and marketing expenses, and we expect our expenses to increase as compared to prior periods. We anticipate incurring net losses at least through the fiscal year ending March 2001. We will need to generate significantly higher revenues to achieve profitability and recoup our accumulated losses. We cannot be certain that we will realize sufficient revenues to sustain our business.

WE HAVE DEPLOYED A LIMITED NUMBER OF REPEATERHYBRID NETWORKS AND WE MAY NOT BE ABLE TO GAIN BROAD MARKET ACCEPTANCE OF THE REPEATERHYBRID NETWORK CONCEPT.

     Our RepeaterHybrid networks have yet to gain widespread industry acceptance and we have deployed them with only a limited number of wireless service providers. Through June 30, 2000, only 30 of our RepeaterHybrid Networks have been deployed by 18 wireless service providers. If we fail to significantly increase the deployment and market acceptance of our products and RepeaterHybrid Networks as replacements for traditional networks using only base stations, we may fail to generate sufficient revenues to sustain our business.

OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     Our quarterly operating results have fluctuated significantly in the past and are likely to do so in the future. Factors that could cause our quarterly results to fluctuate include, but are not limited to:

     - any delay in our introduction of new products or product enhancements particularly our new products for use in 3G networks and new products for in-building use;

     - the concentration of customer orders at the end of a quarter which can result in products shipping in the following quarter due to capacity constraints faced by our contract manufacturers;

     - the reduction in the selling price of our products due to competitive pressures from base station manufacturers and the introduction of other competing repeater products; and

     - customer responses to announcements of new products and product enhancements by competitors and the entry of new competitors into our markets.

     If our operating results do not meet the expectations of securities analysts and investors, our stock price is likely to decline.

OUR LENGTHY AND VARIABLE SALES CYCLE MAKES IT DIFFICULT FOR US TO PREDICT IF AND WHEN A SALE WILL BE MADE AND COULD LEAD TO OPERATING DIFFICULTIES AND CASH FLOW PROBLEMS.

     Our sales cycle, which is the period from the generation of a sales lead until the recognition of revenues, ranges from nine to 24 months, making it difficult to forecast revenues and operating results. Our inability to accurately predict the timing and magnitude of sales of our products and services could cause a number of problems including, but not limited to:

     - we may have difficulty meeting our customers' product delivery requirements in the event many orders are received in a short period of time;

     - we may expend significant management efforts and incur substantial sales and marketing expenses in a particular period that do not translate into orders during that period, or at all; and

     - we may have difficulty meeting our cash flow requirements and obtaining credit because of delays in receiving orders.

     The problems resulting from our lengthy and variable sales cycle could impede our growth, cause fluctuations in our operating results and restrict our ability to take advantage of new opportunities.

CERTAIN EXISTING CONTRACTS MAY NOT RESULT IN REVENUES AS LARGE AS PREVIOUSLY DISCLOSED.

     In the past, we publicly announced the signing of certain contracts or purchase orders from major customers and their expected value or sales volume for us. However, these contracts typically require no minimum purchase commitment and the purchase orders are typically subject to cancellation. To date, we have not achieved the expected values or sales volume publicly disclosed. Furthermore, we may never achieve the expected values or sales volume publicly disclosed. While we continue to internally estimate specific customer sales volumes for business planning purposes, none of our prior publicly disclosed estimates should be regarded as purchase commitments or indicative of our current estimates or expectations.

A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES AND THE LOSS OF ANY OF THESE CUSTOMERS COULD HARM OUR BUSINESS.

     Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers, or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. In the fiscal year ended March 31, 2000, ten customers accounted for 69.7% of our net revenues, with PrimeCo, Wireless Facilities, Inc. and Clearnet PCS, accounting for 13.6%, 12.4% and 10.2%, respectively. During the three months ended June 30, 2000, 83.4% of our net revenues were derived from ten customers with sales to four customers, Comsyst, Independent Wireless One, Inc., Northern PCS and Virginia PCS, comprising 20.4%, 14.3%, 10.6% and 10.2%, respectively. When our products have been fully deployed in a customer's network or a customer's demands are otherwise satisfied, we must replace that customer's sales with those of new customers in order to maintain our sales volume.

     We do not have any long-term contracts with any of our customers. Our contracts generally do not contain minimum purchase requirements and are terminable at any time. We expect to continue to depend on a small number of customers for a substantial portion of our revenues.

     In addition, we face increased credit risks, including slow payments or non-payments, due to the concentration of our customer base. In March 1999, we increased our allowance for doubtful accounts by $0.7 million due to the bankruptcy of a customer.

IF WE ARE UNABLE TO OBTAIN OR MAINTAIN VENDOR QUALIFICATION WITH NATIONWIDE WIRELESS NETWORK OPERATORS, OUR ABILITY TO SELL OUR PRODUCTS WOULD BE IMPAIRED AND OUR REVENUES WOULD LIKELY DECLINE.

     Many of our current and potential customers are large major network operators or affiliates of nationwide wireless network operators. In order to sell our products to these affiliates, our products must be authorized for purchase by the network operator. This authorization process is both costly and lengthy. If we do not maintain our status as a qualified vendor or supplier, we will be unable to sell our products to these network operators and their affiliates, and our revenues will likely decline.

COMPETITION FROM LARGER, MORE ESTABLISHED COMPANIES WITH GREATER RESOURCES COULD LEAD TO PRICE REDUCTIONS, LOSS OF REVENUES AND MARKET SHARE AND COULD PREVENT US FROM ACHIEVING PROFITABILITY.

     The market for base stations, repeaters and related products is highly competitive. We compete with large infrastructure manufacturers, systems integrators, repeater manufacturers and base station subsystem suppliers, as well as new market entrants. Most of our current and potential competitors have longer operating histories, larger installed customer bases, substantially greater name recognition and more financial, technical, manufacturing, marketing, sales, distribution and other resources than we do. We may not be able to compete successfully against current and future competitors, including companies that develop and market new wireless telecommunications products and services. If we are forced to reduce the prices of our products and we are unable to offset the price reductions by increasing our sales volumes, introducing new products with higher prices or reducing manufacturing costs, our revenues or gross margins will decline. These competitive pressures may also result in longer sales cycles and loss of customers.

OUR DEPENDENCE ON A LIMITED NUMBER OF CONTRACT MANUFACTURERS FOR MOST OF OUR PRODUCTS MAY DIMINISH OUR ABILITY TO CONTROL THE QUALITY AND TIMING OF DELIVERY OF OUR PRODUCTS.

     We have recently transitioned the manufacture of our products from in-house to three third-party contract manufacturers. There are risks associated with our dependence on contract manufacturers, including the contract manufacturers' control of capacity allocation, labor relations, production quality and other aspects of the manufacturing process. If our contract manufacturers encounter any of these problems, our manufacturing processes will be adversely affected and we may lose customers.

     Any one of our repeater products is generally produced by only one of our contract manufacturers. We do not have long-term supply contracts with our contract manufacturers, and they are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. If we are unable to obtain our products from our contract manufacturers on schedule, revenues from the sale of those products may be delayed or lost, and our reputation, relationships with customers and our business could be harmed. In addition, if we must replace one of our contract manufacturers, we could incur significant expenses and experience substantial disruption to our business.

OUR CONTRACT MANUFACTURERS' RELIANCE ON A LIMITED NUMBER OF COMPONENT SUPPLIERS COULD LEAD TO DELAYS, ADDITIONAL COSTS, PROBLEMS WITH OUR CUSTOMERS AND POTENTIAL CUSTOMERS AND LOSS OF REVENUES.

     Our contract manufacturers currently utilize one or a small number of suppliers for each of the components of our products. In particular, there is currently only one supplier of high power amplifiers, a critical component for a Network Repeater, that meets our quality standards. Our contract manufacturers have no long-term contracts or arrangements with the suppliers of components for our products that guarantee the availability of these components. If for any reason a supplier fails to meet quality or quantity requirements, or stops selling components at commercially reasonable prices, or if a competitor enters into an exclusive relationship with one of our suppliers, we could experience significant production delays or cost increases.

     From time to time, our contract manufacturers may be required to replace some of the components of our products when the supplier of a particular component discontinues production. While we do not generally maintain an inventory of components, we may purchase a quantity of these discontinued components to supply to our contract manufacturers until new suppliers or substitute components can be found. We face the risk that we may deplete this inventory of discontinued components before finding adequate substitutes, which could cause the loss of significant sales opportunities. Alternatively, we may be left with surplus quantities of these components, which could cause us to incur charges for excess inventory. We cannot guarantee that alternative sources of components can be secured on short notice or that components will be available from alternative sources on satisfactory terms. Any of these problems could damage relationships with current or prospective customers, seriously harm our operating results and revenues in a given period and impair our ability to generate future sales.

DUE TO UNCERTAINTIES IN PRODUCTION FORECASTING, WE MAY EXPERIENCE UNEXPECTED SURPLUSES OR SHORTAGES OF INVENTORY.

     Our contracts with manufacturers require us to provide a rolling six-month forecast for production each month. The forecast for the first two months of the six-month forecast are considered firm purchase orders. If we fail to accurately predict our customers' demand for our products, we may be subject to shortages of certain products and surpluses of other products. If we fail to have an adequate supply of inventory for our products, we may be subject to cancellation of orders from our customers for these products. In addition, if we have a surplus of certain products, we may incur charges for excess or obsolete inventory.

     Some of the components of our products may have lead times of as long as 12 to 20 weeks from the date a purchase order is placed with the supplier to the date the components are delivered to our contract manufacturers. In order to ensure an adequate supply of these components, we may be required to purchase the components ourselves and then resell them to our contract manufacturers to meet our forecasted requirements. If we fail to accurately predict the demand for these components, we may face shortages and potentially lose sales, or alternatively incur charges for excess or obsolete inventory.

OUR INABILITY TO PROVIDE LONG-TERM EQUIPMENT FINANCING FOR OUR CUSTOMERS IS A COMPETITIVE DISADVANTAGE AND COULD RESULT IN A LOSS OF SALES.

     Many of our current and potential customers require equipment financing to purchase our products. We do not offer long-term equipment financing to our customers. If we cannot assist in arranging long-term equipment financing for our customers, we may lose sales and customers to competitors that provide such financing. Additionally, if we decide to provide our customers with long-term equipment financing in the future, we could face credit risks, including slow payments or non-payments from customers.

WE PLAN TO EXPAND FURTHER INTO INTERNATIONAL MARKETS, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

     A significant portion of our sales efforts has been and will continue to be targeted to international service providers in Australia, Canada, Mexico, South America and Asia. Conducting business in these areas subjects us to a number of risks and uncertainties, including:

     - inadequate protection of intellectual property in foreign countries;

     - increased difficulty in collecting accounts;

     - delays and expenses associated with tariffs and other trade barriers;

     - difficulties and costs associated with complying with a wide variety of complex foreign laws and treaties;

     - currency fluctuations, including a decrease in the value of foreign currencies relative to the U.S. dollar which could make our products less competitive against those of foreign competitors; and

     - political and economic instability.

     Any of the factors described above could impair our ability to continue expanding into international markets and could prevent us from increasing our revenues and achieving profitability. We expect to establish contract manufacturing operations in China and Brazil during our fiscal year ending March 2001 which could further subject us to the risks described above, particularly the difficulty of protecting intellectual property rights.

WE HAVE DEVELOPED A PRODUCT LINE PRIMARILY BASED ON THE CDMA STANDARD AND WE MAY NOT SUCCEED IF CDMA IS NOT WIDELY ACCEPTED.

     We have concentrated our efforts on the development and sale of products specific to CDMA technology. CDMA is the newest wireless communications technology standard and has yet to achieve the market penetration of other more established digital standards, including TDMA and GSM. There are currently a limited number of wireless service providers utilizing CDMA-based equipment. These service providers are concentrated in North America, South America and Asia. If CDMA technology is not widely accepted by wireless service providers, the demand for our products will not be as large as we are anticipating. A decline in demand for our current products could have a significant negative impact on our results of operations. In addition, a decline in demand may require us to develop new products compatible with other wireless technology standards, which would cause us to experience significant production delays and cost increases with no assurance of new product acceptance.

BECAUSE OUR PRODUCTS ARE DEPLOYED IN COMPLEX NETWORKS, THEY MAY HAVE ERRORS OR DEFECTS THAT WE FIND ONLY AFTER DEPLOYMENT, WHICH IF NOT REMEDIED, COULD HARM OUR BUSINESS.

     Our products are highly complex, designed to be deployed in complicated networks and may contain undetected defects, errors or failures. Although our products are tested during manufacturing prior to deployment, they can only be fully tested when deployed in commercial networks. Consequently, our customers may discover errors after the products have been deployed. The occurrence of any defects, errors or failures could result in installation delays, product returns, diversion of our resources, increased service and warranty costs, legal actions by our customers, increased insurance costs and other losses to us or to our customers or end users. Any of these occurrences could also result in the loss of or delay in market acceptance of our products, which would harm our business and adversely affect our operating results and financial condition.

WE ARE DEPENDENT ON LICENSED TECHNOLOGY FOR OUR PRODUCTS.

     The receive diversity technology contained in our products is licensed from one of our executive officers. The license agreement requires the timely payment of royalties in the form of cash and shares of our common stock. These royalty payments are non-refundable. Failure to honor the terms of the license agreement could adversely affect our business.

IF WE ARE UNABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

     We regard substantial elements of our products, such as receive diversity technology, component design specifications, network management software and network component optimization techniques, as proprietary and attempt to protect them by relying on patent, trademark, service mark, copyright and trade secret laws. We also rely on confidentiality procedures and contractual provisions with our employees, consultants, vendors and licensees to protect our intellectual property. Despite these efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could harm our business.

     As of June 30, 2000, we had three patents granted and two patent applications pending. It is possible that no patents will be issued from these two pending applications or from future patent applications. Moreover, our currently issued patents and any patents issued in the future may not provide us with any competitive advantages over, or may be challenged by, third parties.

     Effective patent, trademark, service mark, copyright and trade secret protection may not be available in some countries in which our products are distributed, particularly countries within South America and Asia. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property or design around patents issued to us.

BECAUSE LEGAL STANDARDS RELATING TO THE PROTECTION OF INTELLECTUAL PROPERTY RIGHTS RELATED TO THE TELECOMMUNICATIONS INDUSTRY ARE UNCERTAIN AND EVOLVING, WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES, CAUSING US TO INCUR SIGNIFICANT COSTS, DIVERTING THE TIME AND ATTENTION OF OUR MANAGEMENT AND PREVENTING US FROM SELLING OUR PRODUCTS.

     Due to the competitive nature of the telecommunications industry, particularly as it relates to CDMA-based technology, any competitive advantage we may have relies heavily upon protection of our intellectual property rights. Because the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in our industry are uncertain and evolving, in the future, we may be a party to litigation concerning the intellectual property incorporated in our products. These lawsuits, regardless of their outcome, would be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

     - stop selling, incorporating or using our products that use the challenged intellectual property;

     - obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

     - redesign those products that use the challenged technology.

     If we are forced to take any of these actions, our business may be harmed. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

A SIGNIFICANT DECREASE IN THE COST OF BASE STATIONS AND THEIR COMMUNICATION LINKS WOULD DIMINISH ONE OF OUR COMPETITIVE ADVANTAGES.

     Unlike our repeater products, current base stations require an expensive communications link, usually through a high capacity digital telephone connection, to the network. In addition, base stations themselves are typically larger and more expensive than repeaters. A decrease in the cost of base stations and the communication links used to connect base stations to the local telephone network, especially in less populated areas, will diminish a cost saving that our customers experience from using our product. If the cost of base stations and their communication links decline, demand for our products may decrease and we may have to lower our product prices or experience a decline in orders. Either one of these results could cause decreased revenues and margins.

DELAYS IN NEW PRODUCT DEVELOPMENT PROJECTS COULD HARM OUR BUSINESS.

     The market for our products is subject to competition from other repeater manufacturers and base station manufacturers. As a result, we must continue to develop new products and enhancements to our existing products to remain competitive. In particular, we must develop and bring to market our in-building coverage products and our products designed to address third generation or 3G wireless networks. If we do not successfully develop new products and enhancements in a timely manner, we may lose market acceptance of our products and be unable to compete effectively with new competitive products, which could harm our business.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS AND PROSPECTS COULD BE SERIOUSLY HARMED.

     The challenge of managing our growth will place a significant strain on our planning and management capabilities. To manage our expected growth of operations and personnel, we will need to:

     - improve financial and operational controls, as well as our reporting systems and procedures;

     - install new management information systems; and

     - hire, train, motivate and manage our sales and marketing, engineering, technical, finance and customer service employees.

     If we cannot effectively hire and manage new employees or monitor, manage and control expanded operations, our business and prospects could be seriously harmed.

IF WE LOSE KEY ENGINEERING PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED ENGINEERING PERSONNEL, WE MAY NOT BE SUCCESSFUL.

     Our future success largely depends on our ability to attract and retain qualified engineering personnel. The market for qualified engineering personnel in the telecommunications industry is highly competitive and if we cannot attract and retain these personnel, it would significantly limit our ability to compete and to grow our business.

WE HAVE ENGAGED IN ACQUISITIONS AND MAY ENGAGE IN FUTURE ACQUISITIONS THAT MAY SUBJECT US TO VARIOUS OPERATIONAL AND FINANCIAL RISKS.

     We have in the past and expect in the future to acquire other businesses or technologies that complement our products, expand the breadth of our product offerings, enhance our technical capabilities, help secure critical sources of supply, or that may otherwise offer growth opportunities. In connection with acquisitions, we may incur operational and financial risks, including:

     - difficulties in combining operations, personnel, technologies or products;

     - unanticipated costs;

     - risks associated with entering markets in which we have no or limited prior experience;

     - diversion of management's attention from our core business;

     - adverse effects on existing business relationships with suppliers and customers;

     - issuing stock that would dilute our current stockholders' percentage ownership;

     - incurring debt; and

     - assumption of liabilities.

A NUMBER OF SHARES ARE OR WILL BE ELIGIBLE FOR FUTURE SALE WHICH MAY DEPRESS OUR STOCK PRICE.

     Sales of substantial amounts of our common stock in the public market or the perception that a large number of shares are available for sale, could cause the market price of our common stock to decline. Immediately following our initial public offering, approximately 80% of our outstanding shares of common stock, including shares that can be acquired upon the exercise of options and warrants, were subject to a "lock-up" agreement that would prevent the resale of these shares until 180 days after the our initial public offering. Following the expiration of this 180-day "lock-up" period, the holders of these shares will, in general, be entitled to dispose of these shares. Moreover, U.S. Bancorp Piper Jaffray Inc. may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to the lock-up. In addition to the adverse effect a price decline could have on holders of our common stock, that decline would likely impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

     The holders of approximately 17 million shares of our common stock (including warrants exercisable for 250,395 shares of common stock) have rights, subject to some conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS, AS WELL AS PROVISIONS OF DELAWARE LAW, COULD DISCOURAGE POTENTIAL ACQUISITIONS OF OUR COMPANY THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

     Certain provisions of our certificate of incorporation, our bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. This could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock. See "Description of Capital Stock" for a discussion of these anti-takeover provisions.

CONTROL BY CERTAIN STOCKHOLDERS WILL LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD DISCOURAGE POTENTIAL ACQUISITIONS OF OUR COMPANY BY THIRD PARTIES.

     We believe that our executive officers, directors and entities affiliated with them, along with the current holders of more than 5% of our equity, in the aggregate, beneficially own a majority of our outstanding common stock. These stockholders, if acting together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

WE MAY APPLY THE PROCEEDS OF THIS OFFERING TO USES THAT DO NOT IMPROVE OUR OPERATING RESULTS OR MARKET VALUE.

     We have considerable discretion to use the net proceeds from our recently completed initial public offering for our business. The net proceeds may be used for corporate purposes that do not improve our operating results or our market value. Pending the application of the net proceeds, they may be placed in investments that do not produce income or that lose value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     We believe we do not have any significant exposures to quantitative and qualitative market risks. For the three months ended June 30, 2000, we did not have any derivative financial instruments or any derivative commodity instruments. Our other financial instruments include trade accounts receivable, trade accounts payable, convertible subordinated debentures and a term note. Our accounts receivable and accounts payable are relatively short term in duration and as a consequence, are not exposed to significant interest rate changes and consequent fair value adjustments. Our cash equivalents are invested in interest bearing accounts, generally money market accounts of less than seven days average maturity, and as a result are not subject to significant valuation adjustments due to interest rate changes. We also have convertible subordinated debentures and a term loan, both of which bear interest at fixed rates. As a result, the payments due under these debentures and term loan are not subject to adjustment due to interest rate changes. Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenues. Most of our international sales are in U.S. dollars and, therefore, are not subject to foreign currency exchange rate risk. In the three months ended June 30, 2000, approximately 28% of our ending accounts receivable balance were denominated in a foreign currency and as a result, we were subject to foreign currency exchange risk on this amount. Expenses of our international operations are denominated in each country's local currency, however, and are therefore subject to foreign currency exchange risk. Through June 30, 2000, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

INITIAL PUBLIC OFFERING

     In August 2000 we completed the closing of the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-31266) as filed with the Securities and Exchange

Commission on February 28, 2000, as amended, and sold 5,462,500 shares of our common stock (including 712,500 shares issued pursuant to the underwriters' over-allotment option) at $9.00 per share. The aggregate gross proceeds from the sale were approximately $49.1 million. In connection with our initial public offering, we paid $3.4 million in underwriters' discounts and $3.1 million in other costs. The costs associated with this offering include the Nasdaq National Market listing fee, printing and engraving, legal, accounting, travel and other related expenses. Net proceeds from the offering were approximately $42.6 million and were invested in high quality short-term investments. U.S. Bancorp Piper Jaffray and Bank of America Securities LLC were the managing underwriters of the initial public offering of our common stock.

     The net proceeds from the initial public offering are intended to be used for general corporate purposes, including working capital, research and development, sales and marketing, network design services, capital expenditures, and potential acquisitions.

     The following change in our capital stock occurred immediately upon the closing of the offering:

     - all issued and outstanding shares of the Company's preferred stock were converted into an aggregate of 10,116,319 shares of common stock

     - outstanding warrants were exercised, resulting in an issuance of 1,060,706 shares of common stock

     - $20.1 million of Series DD and Series EE convertible debentures were converted into an aggregate of 3,364,763 shares of common stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 2, 2000, the Company's stockholders, acting by written consent in lieu of a meeting and by the requisite approval, approved the form, terms and provisions of the Agreement and Plan of Merger to effect the reincorporation of the Company from California into Delaware. This action was taken by the stockholders of the Company's pre-reincorporation Delaware entity.

     On May 11, 2000, the Company's stockholders, acting by written consent in lieu of a meeting and by the requisite approval, approved the form, terms and provisions of the following documents in connection with the Company's initial public offering: (i) the Agreement and Plan of Merger to effect the reincorporation of the Company from California into Delaware; (ii) the Amended and Restated Certificate of Incorporation, which was to be effective immediately prior to the closing of the initial public offering; (iii) the Company's 2000 Equity Incentive Plan, which provided for an initial authorization of 3,000,000 of shares of common stock reserved for issuance under that plan and provided for an annual automatic increase in the number of shares of common stock reserved for issuance under that plan beginning on January 1, 2001 by the lesser of (a) 1,000,000 shares or (b) 4% of the outstanding Common Stock on that date; (iv) the 2000 Employee Stock Purchase Plan, pursuant to which the Company may issue up to an aggregate of 500,000 shares of Common Stock after the closing of the initial public offering, subject to automatic increases beginning on January 1, 2002; and (v) the form of Indemnity Agreement for use between the Company and its executive officers. This action was taken by stockholders of the Company's pre-reincorporation California entity.

     On May 18, 2000, the Company's stockholders, acting by written consent in lieu of a meeting and by the requisite approval, approved the election of Kenneth L. Kenitzer, Chris L. Branscum, John Bosch, Bandel Carano, Richard G. Grey, Perry LaForge and Alessandro Piol to serve as directors of the Company. This action was taken by stockholders of the Company's pre-reincorporation Delaware entity.

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
          3.1      Amended and Restated Certificate of Incorporation.
          4.5*     Seventh Amended and Restated Investors' Rights Agreement,
                   dated July 11, 2000.
          4.6*     Form of Warrant to Purchase Shares of Series EE Preferred
                   Stock.
         10.10*    Convertible Debenture and Warrant Purchase Agreement dated
                   July 11, 2000.
         27.1      Financial Data Schedule

---------------
* Incorporated by reference from the Registrant's Registration on Form S-1 (No. 333-31266), filed with the Commission on February 28, 2000, as amended through the date hereof.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REPEATER TECHNOLOGIES, INC.

                                          By:    /s/ TIMOTHY A. MARCOTTE
                                            ------------------------------------
                                                    Timothy A. Marcotte,
                                                     Vice President and
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

Date: September 20, 2000

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
          3.1      Amended and Restated Certificate of Incorporation.
          4.5*     Seventh Amended and Restated Investors' Rights Agreement,
                   dated July 11, 2000.
          4.6*     Form of Warrant to Purchase Shares of Series EE Preferred
                   Stock.
         10.10*    Convertible Debenture and Warrant Purchase Agreement dated
                   July 11, 2000.
         27.1      Financial Data Schedule

---------------
* Incorporated by reference from the Registrant's Registration on Form S-1 (No. 333-31266), filed with the Commission on February 28, 2000, as amended through the date hereof.