Form 10-Q
period 2000-09-29
REPEATER TECHNOLOGIES INC
filed 2000-11-13
CIK 1052246

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2000

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

                               YES [X]     NO [ ]

     The number of shares of the Registrant's Common Stock outstanding as of October 31, 2000 was 23,201,530.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                         ----
                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)............................      1
         Condensed Consolidated Balance Sheets.......................      1
         Condensed Consolidated Statements of Operations.............      2
         Condensed Consolidated Statements of Cash Flows.............      3
         Notes to Consolidated Financial Statements..................      4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      8
         Risk Factors................................................     14
Item 3.  Quantitative and Qualitative Disclosures of Market Risk.....     21

                         PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     22
Item 2.  Changes in Securities and Use of Proceeds...................     22
Item 3.  Defaults Upon Senior Securities.............................     22
Item 4.  Submission of Matters to a Vote of Security Holders.........     22
Item 5.  Other Information...........................................     22
Item 6.  Exhibits and Reports on Form 8-K............................     23
Signatures...........................................................     24
Exhibit Index........................................................     25

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          REPEATER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 29,   MARCH 31,
                                                                  2000          2000
                                                              -------------   ---------
Current assets:
  Cash and cash equivalents.................................    $ 40,614      $  4,823
  Accounts receivable, net of allowance for doubtful
     accounts of $245 and $255 at September 29, 2000 and
     March 31, 2000, respectively...........................       6,930         4,383
  Inventories, net..........................................       6,471         3,052
  Other current assets......................................         570         1,280
                                                                --------      --------
          Total current assets..............................      54,585        13,538
Service parts, net..........................................         370           330
Property and equipment, net.................................       2,875         2,168
Intangible assets, net......................................          23            29
Other assets................................................          97           152
                                                                --------      --------
          Total assets......................................    $ 57,950      $ 16,217
                                                                ========      ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $  3,578      $  4,291
  Accrued compensation......................................         684           574
  Other accrued liabilities.................................       1,259         1,019
  Deferred revenue..........................................       3,231         1,363
  Current portion of notes payable..........................       1,647         1,232
  Current portion of capital lease obligations..............         418           418
                                                                --------      --------
          Total current liabilities.........................      10,817         8,897
Deferred revenue, net of current portion....................         700           339
Notes payable, net of current portion.......................       1,863         3,078
Capital lease obligations, net of current portion...........         308           507
Convertible subordinated debentures.........................          --        15,000
                                                                --------      --------
          Total liabilities.................................      13,688        27,821
                                                                --------      --------
Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value; 5,000,000
     and 14,210,077 shares authorized; none and 9,874,691
     issued and outstanding at September 29, 2000 and March
     31, 2000, respectively.................................          --            10
  Common Stock, $0.001 par value; 70,000,000 and 30,000,000
     shares authorized; 23,201,530 and 3,316,309 shares
     issued and outstanding at September 29, 2000 and March
     31, 2000, respectively.................................          23             3
  Additional paid in capital................................     119,132        54,555
  Unearned stock-based compensation.........................      (6,588)      (10,297)
  Accumulated deficit.......................................     (68,305)      (55,875)
                                                                --------      --------
          Total stockholders' equity (deficit)..............      44,262       (11,604)
                                                                --------      --------
          Total liabilities and stockholders' equity
            (deficit).......................................    $ 57,950      $ 16,217
                                                                ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 29,    SEPTEMBER 24,    SEPTEMBER 29,    SEPTEMBER 24,
                                             2000             1999             2000             1999
                                         -------------    -------------    -------------    -------------
Net revenues...........................     $ 4,870          $ 4,026         $ 12,225          $ 7,029
Cost of revenues.......................       3,944            3,010            8,963            5,213
                                            -------          -------         --------          -------
Gross profit...........................         926            1,016            3,262            1,816
                                            -------          -------         --------          -------
Operating expenses:
  Research and development.............       4,240              999            6,716            2,061
  Sales and marketing..................       2,620            1,527            4,802            2,849
  General and administrative...........         977              769            1,821            1,259
                                            -------          -------         --------          -------
          Total operating expenses.....       7,837            3,295           13,339            6,169
                                            -------          -------         --------          -------
Loss from operations...................      (6,911)          (2,279)         (10,077)          (4,353)
Other expense, net.....................      (1,861)            (407)          (2,353)            (652)
                                            -------          -------         --------          -------
Net loss...............................     $(8,772)         $(2,686)        $(12,430)         $(5,005)
                                            =======          =======         ========          =======
Net loss per common share -- basic and
  diluted..............................     $ (0.62)         $ (1.07)        $  (1.48)         $ (2.06)
                                            =======          =======         ========          =======
Shares used in net loss per common
  share calculation -- basic and
  diluted..............................      14,070            2,516            8,383            2,429
                                            =======          =======         ========          =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 29,   SEPTEMBER 24,
                                                                  2000            1999
                                                              -------------   -------------
Cash Flows used in Operating Activities:
Net loss....................................................    $(12,430)        $(5,005)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................         600             403
  Provision for losses on accounts receivable...............         (10)           (625)
  Provision for writedowns on inventories...................         232              61
  Amortization of unearned stock-based compensation.........       4,069             587
  Amortization of debt issuance costs.......................           5              --
  Amortization of debt discount.............................          90              45
  Non cash interest expense.................................       1,635              --
  Issuance of equity instruments under license agreement....          20              --
  Changes in operating assets and liabilities:
     Accounts receivable....................................      (2,537)           (530)
     Inventories............................................      (3,651)           (219)
     Other current assets...................................        (378)              1
     Other assets...........................................          --             (24)
     Accounts payable.......................................        (713)            491
     Accrued compensation...................................         110             112
     Other accrued liabilities..............................         240             384
     Deferred revenue.......................................       2,229              --
                                                                --------         -------
          Net cash used in operating activities.............     (10,489)         (4,319)
                                                                --------         -------
Cash Flows Used in Investing Activities:
  Purchase of field service parts...........................        (144)             --
  Purchase of property and equipment........................      (1,149)           (423)
                                                                --------         -------
          Net cash used in investing activities.............      (1,293)           (423)
                                                                --------         -------
Cash Flows from Financing Activities:
  Principal payments on notes payable.......................        (890)           (140)
  Proceeds from issuance of notes payable...................          --           5,000
  Payments on capital lease obligations.....................        (246)           (252)
  Proceeds from series EE convertible subordinated
     debentures.............................................       5,100              --
  Proceeds from capital lease...............................          --             579
  Net proceeds from issuance of common stock under initial
     public offering........................................      43,434              --
  Issuance of common stock from exercise of stock options
     and warrants...........................................         175              34
                                                                --------         -------
          Net cash provided by financing activities.........      47,573           5,222
                                                                --------         -------
Net increase (decrease) in cash and cash equivalents........      35,791             480
Cash and cash equivalents at beginning of the period........       4,823          10,358
                                                                --------         -------
Cash and cash equivalents at end of the period..............    $ 40,614         $10,838
                                                                ========         =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest....................................    $    691         $   815
  Taxes paid................................................    $      1         $     1
Supplemental non-cash investing and financing activity:
  Conversion of convertible debenture into common stock.....    $ 20,100              --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2000
                                  (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of September 29, 2000 and for the three and six-month periods ended September 29, 2000 and September 24, 1999 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of March 31, 2000 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended March 31, 2000, included in the Registration Statement on Form S-1 (No. 333-31266).

     The results of operations for the three and six months ended September 29, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001 or any other future interim period, and the Company makes no representations related thereto.

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

SERIES EE CONVERTIBLE SUBORDINATED DEBENTURES AND WARRANTS

     In July 2000, the Company issued $5.1 million of Series EE convertible subordinated debentures. These debentures bore interest at 8% and were due to mature in November 2003. These debentures were convertible into Series EE convertible preferred stock at any time at the option of the holder at a conversion price which was the lesser of $8.00 per share or the common stock initial public offering price. In addition, the Company had the right to convert the debentures into Series EE convertible preferred stock in the event that it completes a qualified public offering, at which time Series EE convertible preferred stock would automatically convert into common stock at a conversion ratio of one for one. The difference between the conversion price and the fair value of the common stock on the transaction date resulted in a beneficial conversion feature of approximately $1.1 million which has been recorded as a charge to interest expense in the three-month period ending September 29, 2000. Upon completion of the IPO, the company converted the Series EE convertible debentures into 637,500 shares of common stock.

     In connection with the Series EE convertible debentures, the Company issued warrants to purchase a number of shares of Series EE equal to $1,020,000 divided by the conversion price of the Series EE convertible debenture, at an exercise price of $8.00 per share. The warrants are immediately exercisable and expire on July 11, 2005. The relative fair value of the warrants, which has been determined to be approximately $0.5 million, using the Black-Scholes valuation method, has been recorded as debt discount and amortized to interest expense over the life of the debentures. Upon completion of the IPO, the Series EE warrants automatically converted into warrants to purchase 127,500 shares of common stock.

INITIAL PUBLIC OFFERING

     In August 2000, the Company completed its initial public offering of 5,462,500 shares of common stock (including 712,500 shares purchased by the underwriters' over-allotment option) at $9.00 per share. Net

                          REPEATER TECHNOLOGIES, INC.

                               SEPTEMBER 29, 2000
                                  (UNAUDITED)

proceeds aggregated approximately $42.3 million after paying the underwriters' fee of approximately $3.4 million and related expenses of approximately $3.4 million, $1.1 million of which was incurred in the prior fiscal year.

     The following change in the Company's capital stock occurred immediately before or after the closing of the offering:

     - all issued and outstanding shares of the Company's preferred stock were converted into an aggregate of 10,116,319 shares of common stock;

     - warrants have been exercised, resulting in an issuance of 835,000 shares of common stock, after giving effect to cashless net exercise of certain warrants;

     - an amount of $20.1 million of Series DD and Series EE convertible debentures has been converted into an aggregate of 3,364,763 shares of common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 2000, SFAS No. 133 was amended by SFAS No. 138. The Company has not determined what impact, if any, SFAS No. 133 will have on the operations and financial position of the Company. The Company will be required to implement SFAS No. 133 as amended by SFAS No. 138, beginning in 2001. The Company does not currently hold derivative instruments or engage in hedging activities.

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

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

CONCENTRATION OF CREDIT RISK

     The Company's cash and cash equivalents are maintained at a major US financial institution. Deposits in this institution may exceed the amount of insurance provided on such deposits.

     The Company's customers are providers of wireless communications services. The Company performs periodic credit evaluations of these customers and generally does not require collateral for its domestic customers. For certain international customers, the Company usually requires letters of credit prior to shipment. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations.

                          REPEATER TECHNOLOGIES, INC.

                               SEPTEMBER 29, 2000
                                  (UNAUDITED)

     During the three months ended September 29, 2000, two customers accounted for approximately 15% and 10% of net revenues. As of September 29, 2000, two customers accounted for approximately 23% and 17% of total receivables. During the six months ended September 29, 2000, one customer accounted for approximately 15.5% of net revenues.

NET LOSS PER COMMON SHARE

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible subordinated debentures and convertible preferred stock. Options, warrants, convertible subordinated debentures and convertible preferred stock were not included in the computation of diluted net loss per share for the three-month periods ended September 24, 1999 and September 29, 2000 because the effect would be anti-dilutive. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net loss per share follows (in thousands, except per share data):

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                             ------------------------------   -----------------------------
                                             SEPTEMBER 29,    SEPTEMBER 24,   SEPTEMBER 29,   SEPTEMBER 24,
                                                 2000             1999            2000            1999
                                             -------------    -------------   -------------   -------------
Numerator:
Net loss...................................     $(8,772)         $(2,686)       $(12,430)        $(5,005)
                                                -------          -------        --------         -------
Denominator:
  Weighted average common shares
     outstanding...........................      14,709            2,582           9,022           2,495
  Weighted average unvested common shares
     subject to repurchase.................        (639)             (66)           (639)            (66)
                                                -------          -------        --------         -------
Denominator for basic and diluted
  calculation..............................      14,070            2,516           8,383           2,429
                                                =======          =======        ========         =======
Net loss per common share-basic and
  diluted..................................     $ (0.62)         $ (1.07)       $  (1.48)        $ (2.06)
                                                =======          =======        ========         =======

     The following securities have not been included in the computation of diluted net loss per share as they are anti-dilutive (in thousands):

                                                              SEPTEMBER 29,    SEPTEMBER 24,
                                                                  2000             1999
                                                              -------------    -------------
Convertible preferred stock (after effect of anti-dilutive
  provision)................................................         --           10,116
Options outstanding.........................................      4,119            2,686
Warrants outstanding........................................        250            1,092
Convertible debentures outstanding..........................         --            2,727
Unvested common stock.......................................        639               66
                                                                  -----           ------
                                                                  5,008           16,687
                                                                  =====           ======

                          REPEATER TECHNOLOGIES, INC.

                               SEPTEMBER 29, 2000
                                  (UNAUDITED)

BALANCE SHEET COMPONENTS (IN THOUSANDS):

     Inventories consisted of the following:

                                                              SEPTEMBER 29,    MARCH 31,
                                                                  2000           2000
                                                              -------------    ---------
  Raw materials.............................................     $ 2,449        $ 2,166
  Work in process...........................................         621            489
  Finished goods............................................       5,212          1,976
                                                                 -------        -------
                                                                   8,282          4,631
  Less: allowance...........................................      (1,811)        (1,579)
                                                                 -------        -------
                                                                 $ 6,471        $ 3,052
                                                                 =======        =======
Service parts consisted of the following:
  Service parts.............................................     $   695        $   551
  Less: accumulated depreciation............................        (325)          (221)
                                                                 -------        -------
                                                                 $   370        $   330
                                                                 =======        =======
Property and equipment consisted of the following:
  Computer equipment........................................     $ 2,484        $ 2,008
  Manufacturing equipment...................................       4,639          3,960
  Furniture and fixtures....................................         556            514
  Leasehold improvements....................................          79             79
                                                                 -------        -------
                                                                   7,758          6,561
Less: accumulated depreciation..............................      (4,883)        (4,393)
                                                                 -------        -------
                                                                 $ 2,875        $ 2,168
                                                                 =======        =======
Included as part of the property and equipment balances
  above:
  Capital leased equipment..................................     $ 1,155        $ 1,106
  Less: Accumulated depreciation............................      (1,009)          (950)
                                                                 -------        -------
                                                                 $   146        $   156
                                                                 =======        =======
Other current assets consisted of the following:
  Prepaid expenses..........................................     $   570        $   192
  Deferred IPO costs........................................          --          1,088
                                                                 -------        -------
                                                                 $   570        $ 1,280
                                                                 =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following information in conjunction with the historical financial information and notes thereto included in our Registration Statement on Form S-1 (File No. 333-31266), which was previously filed with the Securities and Exchange Commission. Unless otherwise indicated, references to year ended or year ending, or three or six months ended or three or six months ending, refer to our fiscal year or fiscal three or six months, respectively.

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

     We generated net revenues of $17.0 million in the fiscal year ended March 31, 2000 and $12.2 million in the six months ended September 29, 2000. We incurred net losses of $15.0 million in the fiscal year ended March 31, 2000 and $12.4 million in the six months ended September 29, 2000. As of September 29, 2000, we had an accumulated deficit of $68.3 million.

     In November 1999, we acquired substantially all of the assets and assumed substantially all of the liabilities of The Gwydion Company LLC for a combination of $0.8 million in cash and 573,334 shares of our common stock. We accounted for this transaction using the purchase method of accounting. As part of this acquisition, we have acquired Gwydion's distributed antenna system project, which is designed to provide in-building coverage via a fiber optic antenna system. We expect to introduce the final product by June 2001. We have spent approximately $2.5 million in research and development, excluding stock-based compensation, from the date of the acquisition through September 29, 2000 in an effort to develop the technology to produce a commercially viable product. The future research and development expense associated with the acquired in-process product is estimated to be approximately $2.1 million between October 2000 and June 2001, excluding stock-based compensation.

     The 573,334 shares we issued will be held in escrow for up to 18 months until certain performance criteria are met. In connection with this contingent consideration, we recognized research and development expense of $1.9 million during the year ended March 31, 2000 and $2.2 million for the six months ended September 29, 2000 and we had $2.6 million in deferred compensation as of September 29, 2000. Assuming a fair value for our common stock of $11.75 per share, the price of our shares on September 29, 2000, and assuming achievement of performance criteria, the compensation expense will be as follows: $2.2 million for the remainder of the year ending March 30, 2001 and $0.4 million for the year ending March 31, 2002.

     Since our inception, we have used stock option programs for employees as compensation to attract strong business and technical talent. Stock-based compensation consists of the difference between the deemed fair market value of stock options and the exercise price of these grants. This difference is being amortized on an accelerated basis over the vesting period of the grants, generally four years. For the year ended March 31, 2000 and six months ended September 29, 2000, we recorded $2.5 million and $1.9 million, respectively, of stock-based compensation expense in connection with options granted to employees and consultants. During the three months ended September 29, 2000, we granted both incentive and nonstatutory stock options and we have recorded $0.1 million of unearned stock-based compensation in relation to these grants. The balance in unearned stock-based compensation of $4.0 million as of September 29, 2000 will be amortized over the vesting period of the grants.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 29, 2000 AND SEPTEMBER 24, 1999

     The following table sets forth our results of operations as a percentage of net revenues for the periods indicated:

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                       -----------------------------   -----------------------------
                                       SEPTEMBER 29,   SEPTEMBER 24,   SEPTEMBER 29,   SEPTEMBER 24,
                                           2000            1999            2000            1999
                                       -------------   -------------   -------------   -------------
                                        (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Net revenues.........................      100.0%          100.0%          100.0%          100.0%
Cost of revenues.....................       81.0            74.8            73.3            74.2
                                          ------          ------          ------          ------
Gross margin.........................       19.0            25.2            26.7            25.8
                                          ------          ------          ------          ------
Operating expenses:
  Research and development...........       87.1            24.8            54.9            29.3
  Sales and marketing................       53.8            37.9            39.3            40.5
  General and administrative.........       20.0            19.1            14.9            17.9
                                          ------          ------          ------          ------
Total operating expenses.............      160.9            81.8           109.1            87.7
                                          ------          ------          ------          ------
Loss from operations.................     (141.9)          (56.6)          (82.4)          (61.9)
Other expense, net...................      (38.2)          (10.1)          (19.3)           (9.3)
                                          ------          ------          ------          ------
Net loss.............................     (180.1)%         (66.7)%        (101.7)%         (71.2)%
                                          ======          ======          ======          ======

     Net revenues: Our net revenues are derived primarily from our Network Repeaters based on the CDMA standard as well as complementary equipment for these products. We also provide training, installation support, design and implementation services to our customers on a fee-for-service basis.

     Net revenues increased $0.9 million, or 21.0%, from $4.0 million for the three months ended September 24, 1999 to $4.9 million for the three months ended September 29, 2000. This increase was primarily due to increased shipments of our CDMA-based repeaters to new and existing customers. During the three months ended September 29, 2000, 75.9% of our net revenues were derived from ten customers, with sales to two customers, Verizon Wireless and UbiquiTel, comprising approximately 15.1% and 10.1%, respectively. During the three months ended September 24, 1999, 85.1% of our net revenues were derived from ten customers, with sales to four customers, Motorola, Primeco, ClearNet and Blackfoot Communications, comprising approximately 15.7%, 14.6%, 13.5% and 12.4%, respectively. International sales accounted for 39.6% of net revenues during the three months ended September 29, 2000 as compared to 36.4% during the three months ended September 24, 1999.

     For the six months ended September 29, 2000, net revenues increased $5.2 million, or 73.9% from the six months ended September 24, 1999. This increase was primarily due to increased shipments of our CDMA-based repeaters to new and existing customers. During the six months ended September 29, 2000, 69.5% of our net revenues were derived from ten customers, with sales to one customer, Comsyst, comprising approximately 15.5%. During the six months ended September 24, 1999, 76.6% of our net revenues were derived from ten customers, with sales to one customer, Primeco, comprising approximately 22.5%. International sales accounted for 40.4% of net revenues during the six months ended September 29, 2000 as compared to 26.4% during the six months ended September 24, 1999.

     We have experienced downward pressure on our selling prices as a result of our entering into volume sale agreements with some customers and from general competitive pressures. We expect that our selling prices will continue to decline for the foreseeable future. In addition, if we cannot offset declines in selling prices by an increase in the number of units sold, our revenues may decline.

     Cost of revenues and gross margin: Cost of revenues increased $0.9 million, or 31.0%, from $3.0 million for the three months ended September 24, 1999 to $3.9 million for the three months ended September 29, 2000. The gross profit margin decreased to 19.0% for the three months ended September 29, 2000 from 25.2% for the three months ended September 24, 1999. Of this 6.2 percentage point decrease in gross profit margin, a decrease of approximately 7.0 percentage points was attributable to a decrease in direct material margins, as the average selling prices of our products declined by approximately 20.8% while the cost of our products declined approximately 3.7%. This decline in gross margins was partially offset by more efficient absorption of other costs of revenue. The other costs of revenue, which consist of manufacturing overhead and customer service expenditures, increased from $1.4 million for the three months ended September 24, 1999 to $1.6 million for the three months ended September 29, 2000 primarily due to an increase in customer service expenses of $0.1 million and an increase in stock-based compensation of $0.1 million. Cost of revenues of $3.9 million for the three months ended September 29, 2000 contained $0.2 million of amortization of stock-based compensation.

     Cost of revenues increased $3.8 million, or 71.9%, from $5.2 million for the six months ended September 24, 1999 to $9.0 million for the three months ended September 29, 2000. The gross profit margin increased to 26.7% for the six months ended September 29, 2000 from 25.8% for the three months ended September 24, 1999. Of this 0.9 percentage point increase in gross profit margin, a decrease of approximately 10.7 percentage points was attributable to a decrease in direct material margins, as the average selling prices of our products declined by approximately 19.7% while the cost of our products declined approximately 1.6%. This decline in gross margins was partially offset by more efficient absorption of other costs of revenue. The other costs of revenue, which consist of manufacturing overhead and customer service expenditures, increased from $2.4 million for the six months ended September 24, 1999 to $2.8 million for the six months ended September 29, 2000 primarily due to an increase in customer service expenses of $0.1 million and an increase in stock-based compensation of $0.3 million. Cost of revenues of $9.0 million for the six months ended September 29, 2000 contained $0.4 million of amortization of stock-based compensation.

     In addition, if we are unable to reduce our product costs more rapidly than our selling prices are declining, our gross margins may decline.

     Research and development: Research and development expenses increased $3.2 million, or 324.4%, from $1.0 million for the three months ended September 24, 1999 to $4.2 million for the three months ended September 29, 2000. This increase was due to the following factors: (i) amortization of $0.3 million of stock-based compensation derived from grants of incentive stock options below the deemed fair market value, (ii) amortization of $1.8 million of stock-based compensation attributable to the acquisition of Gwydion, (iii) $0.6 million of increased product development expenditures for our in-building products, (iv) an increase in prototype material spending for our Network Repeaters of $0.2 million and (v) an increase in labor-related expenses of $0.3 million. Research and development expenses of $4.2 million for the three months ended September 29, 2000 contained $2.2 million of amortization of stock-based compensation, of which $1.8 million was attributable to the acquisition of Gwydion.

     Research and development expenses increased $4.6 million, or 225.9%, from $2.1 million for the six months ended September 24, 1999 to $6.7 million for the six months ended September 29, 2000. This increase was due to the following factors: (i) amortization of $0.6 million of stock-based compensation derived from grants of incentive stock options below the deemed fair market value, (ii) amortization of $2.2 million of stock-based compensation attributable to the acquisition of Gwydion, (iii) $1.1 million of increased product development expenditures for our in-building products, (iv) an increase in prototype material spending for our

Network Repeaters of $0.3 million and (v) an increase in labor-related expenses of $0.4 million. Research and development expenses of $6.7 million for the six months ended September 29, 2000 contained $2.9 million of amortization of stock-based compensation, of which $2.2 million was attributable to the acquisition of Gwydion.

     We expect our research and product development expenses to increase as we continue to develop our technology and broaden our product line to serve new markets and applications. In particular, we expect to incur significant expenses in the development of our next generation of products to serve the emerging high-speed wireless markets.

     Sales and marketing: Sales and marketing expenses increased $1.1 million, or 71.6%, from $1.5 million for the three months ended September 24, 1999 to $2.6 million for the three months ended September 29, 2000. This increase was due to increased advertising and trade show expenditures of $0.2 million, increased sales commissions and bonuses of $0.2 million, as well as increased labor and overhead costs of $0.7 million due to the hiring of additional sales and marketing personnel and increased travel. Sales and marketing expenses of $2.6 million for the three months ended September 29, 2000 contained $0.2 million of amortization of stock based compensation.

     Sales and marketing expenses increased $2.0 million, or 68.6%, from $2.8 million for the six months ended September 24, 1999 to $4.8 million for the six months ended September 29, 2000. This increase was due to increased advertising and trade show expenditures of $0.3 million, increased sales commissions and bonuses of $0.4 million, as well as increased labor and overhead costs of $1.3 million due to the hiring of additional sales and marketing personnel and increased travel. Sales and marketing expenses of $4.8 million for the six months ended September 29, 2000 contained $0.3 million of amortization of stock based compensation.

     We expect that our sales and marketing expenses will continue to increase as we plan to add personnel to support our sales efforts in domestic and international markets. We also plan on increasing our expenditures on advertising and other marketing programs for promoting and selling our products, including our new products for in-building coverage, domestically and internationally.

     General and administrative: General and administrative expenses consist primarily of expenses for finance, corporate management, general office administration, insurance, legal, accounting, amortization of goodwill, amortization of stock-based compensation and other professional fees. General and administrative expenses increased $0.2 million, or 27.0%, from $0.8 million for the three months ended September 24, 1999 to $1.0 million for the three months ended September 29, 2000. Of this increase, $0.1 million was attributable to the amortization of stock-based compensation and the balance was due to premiums for directors and officers insurance. General and administrative expenses of $1.0 million for the three months ended September 29, 2000 contained $0.2 million of amortization of stock based compensation.

     General and administrative expenses increased $0.5 million, or 44.6%, from $1.3 million for the six months ended September 24, 1999 to $1.8 million for the six months ended September 29, 2000. Of this increase, $0.3 million was attributable to the amortization of stock-based compensation, $0.1 million was attributable to professional fees and $0.1 million was due to higher labor costs. General and administrative expenses of $1.8 million for the six months ended September 29, 2000 contained $0.5 million of amortization of stock based compensation.

     We expect that general and administrative expenses will increase as our business grows and we expand our staff, increase our infrastructure and incur costs associated with being a public company.

     Other income (expense): Other income was $0.1 million for the three-month periods ended September 24, 1999 and September 29, 2000, respectively. Other expenses increased $1.5 million from $0.5 million for the three months ended September 24, 1999 to $2.0 million for the three months ended September 29, 2000. $1.6 million of this increase was attributable to the non-cash interest expenses associated with the beneficial conversion feature and the warrants issued in connection with the Series EE financing completed in July 2000. In addition, $0.1 million of this increase was attributable to interest expense related to additional term debt incurred in July and September 1999, partially offset due to reduced interest expense of $0.2 million related to the Series DD convertible subordinated debentures.

     Other income was $0.2 million for the six-month periods ended September 24, 1999 and September 29, 2000, respectively. Other expenses increased $1.7 million from $0.9 million for the six months ended September 24, 1999 to $2.6 million for the six months ended September 29, 2000. $1.6 million of this increase was attributable to the non-cash interest expenses associated with the beneficial conversion feature and the warrants issued in connection with the Series EE financing completed in July 2000. In addition, $0.3 million of this increase was attributable to interest expense related to additional term debt incurred in July and September 1999, partially offset due to reduced interest expense of $0.2 million related to the Series DD convertible subordinated debentures.

     After the closing of our initial public offering, until such capital is deployed in our business, we expect that interest income will increase due to higher balances in our interest-bearing accounts and that interest expense will decline as a result of the conversion of our convertible subordinated debentures into shares of common stock and the reduction in the outstanding principal balance of the term debt.

LIQUIDITY AND CAPITAL RESOURCES

     At September 29, 2000 we had $40.6 million in cash and cash equivalents. Cash used in operating activities for the six months ended September 29, 2000 was $10.5 million, as compared to $4.3 million for the six months ended September 24, 1999. The significant use of cash in operating activities during the six months ended September 29, 2000 resulted from our net losses of $12.4 million, an increase in inventories of $3.7 million, an increase in accounts receivable of $2.5 million and a decrease in accounts payable of $0.7 million, offset by non-cash depreciation and amortization expenses of $0.6 million, inventory provisions of $0.2 million, an increase in deferred revenues of $2.2 million. non-cash expenses of $4.1 million for stock-based compensation, non-cash interest expense of $1.6 million and an increase in accrued compensation of $0.1 million. We plan to increase our operating expenses to support our anticipated growth and we anticipate that this increase in operating expenses will be a material use of our cash during the remainder of the year ending March 2001.

     Cash used for investing activities for the six months ended September 29, 2000 was $1.3 million, as compared to $0.4 million for the six months ended September 24, 1999. The capital expenditures of $1.2 million were primarily investments in computerized test equipment to test our products and additional computer equipment to support our business. Although we had no material commitments for capital expenditures as of September 29, 2000, we anticipate continuing increases in our capital expenditures during the remainder of the year ending March 2001.

     Net cash provided from financing activities was $47.5 million as compared to $5.2 million for the six months ended September 24, 1999. For the six months ended September 29, 2000, $5.1 million was attributable to the issuance of Series EE convertible, subordinated debentures in July 2000, $43.4 million was attributable to the sale of common stock in our initial public offering completed in August 2000, offset by payments against long-term liabilities of $1.1 million.

     On July 11, 2000, the Company issued $5,100,000 of Series EE convertible subordinated debentures convertible into shares of Series EE convertible preferred stock at the lesser of $8.00 per share, or the offering price of the Company's initial public offering of the Company's common stock, and warrants to purchase the number of shares of our Series EE convertible preferred stock equal to $1,020,000 divided by the conversion price, at an exercise price of $8.00 per share. The Series EE convertible subordinated debentures were convertible into Series EE convertible preferred stock at any time prior to the maturity date at the option of the holder. In addition, the Company had the right to convert the debentures into fully paid and non-assessable shares of Series EE convertible preferred stock in the event that it completed a qualified public offering, at which time Series EE convertible preferred stock would automatically convert into common stock. The Series EE convertible subordinated debentures bore interest at an annual rate of 8.0%, payable quarterly, and had a maturity date of November 25, 2003. The warrants expire on July 11, 2005. These Series EE convertible subordinated debentures were converted into common stock upon the closing of our initial public offering on August 14, 2000. The beneficial conversion feature of $1.1 million associated with the Series EE convertible, subordinated debentures was recorded as interest expense in the Company's fiscal quarter ending September 29, 2000. The fair value of the warrants of $0.5 million was recorded as debt discount in the Company's fiscal quarter ending September 29, 2000 and was amortized over the life of the Series EE convertible, subordinated debentures.

     In August 2000 we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-31266) as filed with the Securities and Exchange Commission on February 28, 2000, as amended, and sold 5,462,500 shares of our common stock to the public, including 712,500 shares issued pursuant to the underwriters' over-allotment option, at $9.00 per share. The aggregate gross proceeds from the sale were approximately $49.1 million. In connection with our initial public offering, we paid $3.4 million in underwriters' discounts and $3.4 million in other costs, $1.1 million of which was incurred in the prior fiscal year. The costs associated with this offering include the Nasdaq National Market listing fee, printing and engraving, legal, accounting, travel and other related expenses. Net proceeds from the offering were approximately $42.3 million and were invested in high quality short-term investments. U.S. Bancorp Piper Jaffray and Bank of America Securities LLC were the managing underwriters of the initial public offering of our common stock.

     We believe that our available cash reserves will be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures for the next twelve to fifteen months. We currently intend to expand sales, marketing and future development of our products. We may also invest in complementary products, license other technology or make potential acquisitions. Thereafter, we may need additional funds for more rapid expansion of our business, unexpected expenditures or operating losses, responding to competitive pressures, developing new products and enhancements to our current products, or acquiring technologies or businesses. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of these debt securities could impose restrictions on our operations. Additional financing may not be available when needed, on favorable terms, or at all.

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

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

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

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE WE BEGAN DOING BUSINESS, ANTICIPATE CONTINUING LOSSES, AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

     We have accumulated losses of $68.3 million since we began doing business in 1983 through September 29, 2000, and we may never achieve or sustain profitability. We incurred a net loss of $15.0 million for the fiscal year ended March 31, 2000, and a net loss of $12.4 million for the six months ended September 29, 2000. We will continue to incur significant expenses, particularly research and product development and sales and marketing expenses, and we expect our expenses to increase as compared to prior periods. We anticipate incurring net losses at least through the fiscal year ending March 2002. We will need to generate significantly higher revenues to achieve profitability and recoup our accumulated losses. We cannot be certain that we will realize sufficient revenues to sustain our business.

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

A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES AND THE LOSS OF ANY OF THESE CUSTOMERS COULD HARM OUR BUSINESS.

     Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers, or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. In the fiscal year ended March 31, 2000, ten customers accounted for 69.7% of our net revenues, with PrimeCo, Wireless Facilities, Inc. and Clearnet PCS, accounting for 13.6%, 12.4% and 10.2%, respectively. During the three months ended September 29, 2000, 75.9% of our net revenues were derived from ten customers with sales to two customers, Verizon Wireless and UbiquiTel PCS, comprising 15.1% and 10.1%, respectively. When our products have been fully deployed in a customer's network or a customer's demands are otherwise satisfied, we must replace that customer's sales with those of new customers in order to maintain our sales volume.

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

     Our contract manufacturers currently utilize one or a small number of suppliers for each of the components of our products. In particular, there are currently only a few suppliers of high power amplifiers, a critical component for a Network Repeater, that meets our quality standards. Our contract manufacturers have no long-term contracts or arrangements with the suppliers of components for our products that guarantee the availability of these components. If for any reason a supplier fails to meet quality or quantity requirements, or stops selling components at commercially reasonable prices, or if a competitor enters into an exclusive relationship with one of our suppliers, we could experience significant production delays or cost increases.

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

     Some of the components of our products may have lead times of as long as 26 weeks from the date a purchase order is placed with the supplier to the date the components are delivered to our contract manufacturers. In order to ensure an adequate supply of these components, we may be required to purchase the components ourselves and then resell them to our contract manufacturers to meet our forecasted requirements. If we fail to accurately predict the demand for these components, we may face shortages and potentially lose sales, or alternatively incur charges for excess or obsolete inventory.

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

     Any of the factors described above could impair our ability to continue expanding into international markets and could prevent us from increasing our revenues and achieving profitability. We may establish contract manufacturing operations in other countries which could further subject us to the risks described above, particularly the difficulty of protecting intellectual property rights.

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

     As of September 29, 2000, we had four patents granted and 11 patent applications pending. It is possible that no patents will be issued from these pending applications or from future patent applications. Moreover, our currently issued patents and any patents issued in the future may not provide us with any competitive advantages over, or may be challenged by, third parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     We believe we do not have any significant exposures to quantitative and qualitative market risks. For the six months ended September 29, 2000, we did not have any derivative financial instruments or any derivative commodity instruments. Our other financial instruments include trade accounts receivable, trade accounts payable, convertible subordinated debentures and a term note. Our accounts receivable and accounts payable are relatively short term in duration and as a consequence, are not exposed to significant interest rate changes and consequent fair value adjustments. Our cash equivalents are invested in interest bearing accounts, generally money market accounts of less than seven days average maturity, and as a result are not subject to significant valuation adjustments due to interest rate changes. We also have a term loan, which bears interest at a fixed rate. As a result, the payments due under the term loan are not subject to adjustment due to interest rate changes. Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenues. Most of our international sales are in U.S. dollars and, therefore, are not subject to foreign currency exchange rate risk. At September 29, 2000, approximately 5.0% of our ending accounts receivable were denominated in a foreign currency and as a result, we were subject to foreign currency exchange risk on this amount. In addition, expenses of our international operations are denominated in each country's local currency and are subject to foreign currency exchange risk. Through September 29, 2000, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

INITIAL PUBLIC OFFERING

     In August 2000 we completed the closing of the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-31266) as filed with the Securities and Exchange Commission on February 28, 2000, as amended, the effective date of which was August 8, 2000.

     The net proceeds from the initial public offering are intended to be used for general corporate purposes, including working capital, research and development, sales and marketing, network design services, capital expenditures, and potential acquisitions.

     The following changes in our capital stock occurred immediately upon the closing of the offering:

     - all issued and outstanding shares of the Company's preferred stock were converted into an aggregate of 10,116,319 shares of common stock;

     - outstanding warrants were exercised, resulting in an issuance of 835,000 shares of common stock after giving effect to cashless net exercise of certain warrants; and

     - $20.1 million of Series DD and Series EE convertible debentures were converted into an aggregate of 3,364,763 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 11, 2000, the Company's stockholders, acting by written consent in lieu of a meeting and by the requisite approval, approved the form, terms and provisions of the following documents: (i) the Amended and Restated Certificate of Incorporation, which, among other things, created a class of Series EE Preferred Stock and designated the rights and preferences of such class of stock; (ii) the Amended and Restated Certificate of Incorporation, which was to be effective immediately following the closing of the initial public offering;
(iii) the 2000 Equity Incentive Plan, which provided for an initial authorization of 3,000,000 shares of Common Stock reserved for issuance under such plan and was amended to (a) take effect upon the approval of such plan by the Board of Directors rather than upon the initial public offering, (b) provide that the share reserve under such plan will automatically increase each year by the lesser of 1,000,000 shares or 4% of the total number of shares of the Company's Common Stock beginning on January 1, 2001, rather than on January 1, 2002, and (c) comply with applicable laws prior to the initial public offering; and (iv) the 2000 Employee Stock Purchase Plan, pursuant to which the Company may issue up to an aggregate of 500,000 shares of Common Stock after the closing of the initial public offering. Holders of 12,336,802 shares of the Company's Common Stock, on an as-converted basis, voted in favor of all of the above matters.

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1+      Amended and Restated Certificate of Incorporation of the
           Registrant.
 3.3*      Bylaws of the Registrant.
 4.1*      Specimen Common Stock Certificate.
 4.2*      Amended and Restated Preferred Stock Purchase Warrant, dated
           August 6, 1997, issued to Lighthouse Capital Partners II,
           L.P.
 4.3*      Warrant to Purchase Shares of Series DD Preferred Stock of
           Repeater Technologies, Inc., dated January 25, 1999, issued to Phoenix Leasing Incorporated.
 4.4*      Stock Subscription Warrant to Purchase Series DD Preferred
           Stock of Repeater Technologies, Inc., dated July 8, 1999,
           issued to TBCC Funding Trust II.
 4.5*      Seventh Amended and Restated Investors' Rights Agreement,
           dated July 11, 2000.
 4.6*      Form of Warrant to Purchase Shares of Series EE Preferred
           Stock.
10.10*     Convertible Debenture and Warrant Purchase Agreement, dated
           July 11, 2000.
27.1       Financial Data Schedule.

---------------
+ Incorporated by reference from the correspondingly numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the Commission on September 20, 2000.

* Incorporated by reference from the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-31266), filed with the Commission on February 28, 2000, as amended through the date hereof.

     (B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended September 29, 2000.

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

Date: November 13, 2000

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
    3.1+     Amended and Restated Certificate of Incorporation of the
             Registrant.
    3.3*     Bylaws of the Registrant.
    4.1*     Specimen Common Stock Certificate.
    4.2*     Amended and Restated Preferred Stock Purchase Warrant, dated
             August 6, 1997, issued to Lighthouse Capital Partners II,
             L.P.
    4.3*     Warrant to Purchase Shares of Series DD Preferred Stock of
             Repeater Technologies, Inc., dated January 25, 1999, issued to Phoenix Leasing Incorporated.
    4.4*     Stock Subscription Warrant to Purchase Series DD Preferred
             Stock of Repeater Technologies, Inc., dated July 8, 1999,
             issued to TBCC Funding Trust II.
    4.5*     Seventh Amended and Restated Investors' Rights Agreement,
             dated July 11, 2000.
    4.6*     Form of Warrant to Purchase Shares of Series EE Preferred
             Stock.
   10.10*    Convertible Debenture and Warrant Purchase Agreement, dated
             July 11, 2000.
   27.1      Financial Data Schedule.

---------------
+ Incorporated by reference from the correspondingly numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended, filed with the Commission on September 20, 2000.

* Incorporated by reference from the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-31266), filed with the Commission on February 28, 2000, as amended through the date hereof.