Form 10-Q
period 2000-12-29
REPEATER TECHNOLOGIES INC
filed 2001-02-12
CIK 1052246

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2000

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

                               YES [X]     NO [ ]

     The number of shares of the Registrant's Common Stock outstanding as of January 31, 2001 was 23,201,533.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)............................     1
         Condensed Consolidated Balance Sheets.......................     1
         Condensed Consolidated Statements of Operations.............     2
         Condensed Consolidated Statements of Cash Flows.............     3
         Notes to Condensed Consolidated Financial Statements........     4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     8
         Risk Factors................................................    14
Item 3.  Quantitative and Qualitative Disclosures of Market Risk.....    21

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    22
Item 2.  Changes in Securities and Use of Proceeds...................    22
Item 3.  Defaults Upon Senior Securities.............................    22
Item 4.  Submission of Matters to a Vote of Security Holders.........    22
Item 5.  Other Information...........................................    22
Item 6.  Exhibits and Reports on Form 8-K............................    22
Signatures...........................................................    24
Exhibit Index........................................................    25

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          REPEATER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 29,    MARCH 31,
                                                                  2000          2000
                                                              ------------    ---------
Current assets:
  Cash and cash equivalents.................................    $ 36,228      $  4,823
  Accounts receivable, net of allowance for doubtful
     accounts of $215 and $255 at December 29, 2000 and
     March 31, 2000, respectively...........................       3,809         4,383
  Inventories, net..........................................       6,860         3,052
  Other current assets......................................         413         1,280
                                                                --------      --------
          Total current assets..............................      47,310        13,538
Service parts, net..........................................         522           330
Property and equipment, net.................................       3,346         2,168
Other assets................................................          98           181
                                                                --------      --------
          Total assets......................................    $ 51,276      $ 16,217
                                                                ========      ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $  4,260      $  4,291
  Accrued compensation......................................       1,094           574
  Other accrued liabilities.................................         874         1,019
  Deferred revenue..........................................         915         1,363
  Current portion of notes payable..........................       1,571         1,232
  Current portion of capital lease obligations..............         419           418
                                                                --------      --------
          Total current liabilities.........................       9,133         8,897
Deferred revenue, net of current portion....................         824           339
Notes payable, net of current portion.......................       1,515         3,078
Capital lease obligations, net of current portion...........         222           507
Convertible subordinated debentures.........................          --        15,000
                                                                --------      --------
          Total liabilities.................................      11,694        27,821
                                                                --------      --------
Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value; 5,000,000
     and 14,210,077 shares authorized; none and 9,874,691
     issued and outstanding at December 29, 2000 and March
     31, 2000, respectively.................................          --            10
  Common Stock, $0.001 par value; 70,000,000 and 30,000,000
     shares authorized; 23,201,530 and 3,316,309 shares
     issued and outstanding at December 29, 2000 and March
     31, 2000, respectively.................................          23             3
  Additional paid in capital................................     113,312        54,555
  Unearned stock-based compensation.........................      (3,366)      (10,297)
  Accumulated deficit.......................................     (70,387)      (55,875)
                                                                --------      --------
          Total stockholders' equity (deficit)..............      39,582       (11,604)
                                                                --------      --------
          Total liabilities and stockholders' equity
            (deficit).......................................    $ 51,276      $ 16,217
                                                                ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                          ----------------------------    ----------------------------
                                          DECEMBER 29,    DECEMBER 24,    DECEMBER 29,    DECEMBER 24,
                                              2000            1999            2000            1999
                                          ------------    ------------    ------------    ------------
Net revenues............................    $ 6,887         $ 4,911         $ 19,112        $11,940
Cost of revenues........................      5,657           3,303           14,620          8,516
                                            -------         -------         --------        -------
Gross profit............................      1,230           1,608            4,492          3,424
                                            -------         -------         --------        -------
Operating expenses:
  Research and development..............       (494)          2,174            6,161          4,235
  Sales and marketing...................      2,253           1,899            7,055          4,749
  General and administrative............      1,514             732            3,396          1,990
  In-process research and development...         --             885               --            885
                                            -------         -------         --------        -------
          Total operating expenses......      3,273           5,690           16,612         11,859
                                            -------         -------         --------        -------
Loss from operations....................     (2,043)         (4,082)         (12,120)        (8,435)
Other expense, net......................        (39)           (452)          (2,392)        (1,104)
                                            -------         -------         --------        -------
Net loss................................    $(2,082)        $(4,534)        $(14,512)       $(9,539)
                                            =======         =======         ========        =======
Net loss per common share -- basic and
  diluted...............................    $ (0.09)        $ (1.70)        $  (1.11)       $ (3.79)
                                            =======         =======         ========        =======
Shares used in net loss per common share
  calculation -- basic and diluted......     22,563           2,671           13,110          2,520
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

                          REPEATER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                              ----------------------------
                                                              DECEMBER 29,    DECEMBER 24,
                                                                  2000            1999
                                                              ------------    ------------
Cash Flows used in Operating Activities:
Net loss....................................................    $(14,512)       $(9,539)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       1,280            749
  Provision for losses on accounts receivable...............         (41)            66
  Provision for writedowns on inventories...................         223            339
  Amortization of unearned stock-based compensation.........       1,505          2,190
  Amortization of debt issuance costs.......................           5             12
  Amortization of debt discount.............................         135             90
  Non cash interest expense.................................       1,635             --
  Issuance of equity instruments under license agreement....          20             --
  In-process research and development.......................          --            885
  Changes in operating assets and liabilities:
    Accounts receivable.....................................         615         (2,404)
    Inventories.............................................      (4,031)           285
    Other current assets....................................        (221)           (32)
    Other assets............................................          --            (32)
    Accounts payable........................................         (31)         1,547
    Accrued compensation....................................         520            126
    Other accrued liabilities...............................        (145)           125
    Deferred revenue........................................          37            380
                                                                --------        -------
         Net cash used in operating activities..............     (13,006)        (5,213)
                                                                --------        -------
Cash Flows Used in Investing Activities:
  Purchase of field service parts...........................        (667)          (160)
  Purchase of property and equipment........................      (1,906)          (118)
                                                                --------        -------
      Net cash used in investing activities.................      (2,573)          (278)
                                                                --------        -------
Cash Flows from Financing Activities:
  Principal payments on notes payable.......................      (1,359)          (140)
  Proceeds from issuance of notes payable...................          --          5,000
  Payments on capital lease obligations.....................        (332)          (443)
  Proceeds from series EE convertible subordinated
    debentures..............................................       5,100             --
  Payments for acquired business............................          --           (754)
  Net proceeds from issuance of common stock under initial
    public offering.........................................      43,375             --
  Issuance of common stock from exercise of stock options
    and warrants............................................         200             61
                                                                --------        -------
         Net cash provided by financing activities..........      46,984          3,724
                                                                --------        -------
Net increase (decrease) in cash and cash equivalents........      31,405         (1,767)
Cash and cash equivalents at beginning of the period........       4,823         10,358
                                                                --------        -------
Cash and cash equivalents at end of the period..............    $ 36,228        $ 8,591
                                                                ========        =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest....................................    $    957        $ 1,187
  Taxes paid................................................    $      1        $     1
Supplemental non-cash investing and financing activity:
  Conversion of convertible debenture into common stock.....    $ 20,100             --
  Equipment purchased under capital lease obligation........          --        $   579
  Issuance of shares for acquired business..................          --        $ 6,072
  Issuance of warrant with notes payable....................          --        $   542

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 29, 2000
                                  (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of December 29, 2000 and for the three and nine-month periods ended December 29, 2000 and December 24, 1999 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of March 31, 2000 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended March 31, 2000, included in the Registration Statement on Form S-1 (No. 333-31266).

     The results of operations for the three and nine months ended December 29, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001 or any other future interim period, and the Company makes no representations related thereto.

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

SERIES EE CONVERTIBLE SUBORDINATED DEBENTURES AND WARRANTS

     In July 2000, the Company issued $5.1 million of Series EE convertible subordinated debentures. These debentures bore interest at 8% and were due to mature in November 2003. These debentures were convertible into Series EE convertible preferred stock at any time at the option of the holder at a conversion price which was the lesser of $8.00 per share or the common stock initial public offering price. In addition, the Company had the right to convert the debentures into Series EE convertible preferred stock in the event that it completed a qualified public offering, at which time Series EE convertible preferred stock would automatically convert into common stock at a conversion ratio of one for one. The difference between the conversion price and the fair value of the common stock on the transaction date resulted in a beneficial conversion feature of approximately $1.1 million which has been recorded as a charge to interest expense in the nine-month period ending December 29, 2000. Upon completion of the IPO, the company converted the Series EE convertible debentures into 637,500 shares of common stock.

     In connection with the Series EE convertible debentures, the Company issued warrants to purchase a number of shares of Series EE convertible preferred stock equal to $1,020,000 divided by the conversion price of the Series EE convertible debenture, at an exercise price of $8.00 per share. The warrants are immediately exercisable and expire on July 11, 2005. The relative fair value of the warrants, which has been determined to be approximately $0.5 million, using the Black-Scholes valuation method, has been recorded as debt discount and amortized to interest expense over the life of the debentures. Upon completion of the IPO, the Series EE warrants automatically converted into warrants to purchase 127,500 shares of common stock.

INITIAL PUBLIC OFFERING

     In August 2000, the Company completed its initial public offering of 5,462,500 shares of common stock (including 712,500 shares purchased by the underwriters' over-allotment option) at $9.00 per share. Net

                          REPEATER TECHNOLOGIES, INC.

                               DECEMBER 29, 2000
                                  (UNAUDITED)

proceeds aggregated approximately $42.3 million after paying the underwriters' fee of approximately $3.4 million and related expenses of approximately $3.4 million, $1.1 million of which was incurred in the prior fiscal year.

     The following changes in the Company's capital stock occurred immediately before or after the closing of the offering:

     - all issued and outstanding shares of the Company's preferred stock were converted into an aggregate of 10,116,319 shares of common stock;

     - warrants were exercised, resulting in an issuance of 835,000 shares of common stock, after giving effect to cashless net exercise of certain warrants;

     - an amount of $20.1 million of Series DD and Series EE convertible debentures were converted into an aggregate of 3,364,763 shares of common stock.

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

                          REPEATER TECHNOLOGIES, INC.

                               DECEMBER 29, 2000
                                  (UNAUDITED)

     During the three months ended December 29, 2000, two customers accounted for approximately 17.5% and 13.8% of net revenues. As of December 29, 2000, one customer accounted for approximately 15.2% of total receivables. During the nine months ended December 29, 2000, one customer accounted for approximately 10.1% of net revenues.

NET LOSS PER COMMON SHARE

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible subordinated debentures and convertible preferred stock. Options, warrants, convertible subordinated debentures and convertible preferred stock were not included in the computation of diluted net loss per share for the three-month periods ended December 24, 1999 and December 29, 2000 because the effect would be anti-dilutive. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net loss per share follows (in thousands, except per share data):

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                          ----------------------------    ----------------------------
                                          DECEMBER 29,    DECEMBER 24,    DECEMBER 29,    DECEMBER 24,
                                              2000            1999            2000            1999
                                          ------------    ------------    ------------    ------------
Numerator:
Net loss................................    $(2,082)        $(4,534)        $(14,512)       $(9,539)
                                            -------         -------         --------        -------
Denominator:
  Weighted average common shares
     outstanding........................     23,202           2,737           13,749          2,586
  Weighted average unvested common
     shares subject to repurchase.......       (639)            (66)            (639)           (66)
                                            -------         -------         --------        -------
Denominator for basic and diluted
  calculation...........................     22,563           2,671           13,110          2,520
                                            =======         =======         ========        =======
Net loss per common share-basic and
  diluted...............................    $ (0.09)        $ (1.70)        $  (1.11)       $ (3.79)
                                            =======         =======         ========        =======

     The following securities have not been included in the computation of diluted net loss per share as they are anti-dilutive (in thousands):

                                                     DECEMBER 29,    DECEMBER 24,
                                                         2000            1999
                                                     ------------    ------------
Convertible preferred stock (after effect of
  anti-dilutive provision).........................        --           10,116
Options outstanding................................     5,613            3,044
Warrants outstanding...............................       250            1,192
Convertible debentures outstanding.................        --            2,727
Unvested common stock..............................       639               66
                                                         ----           ------
                                                        6,502           17,145
                                                         ====           ======

                          REPEATER TECHNOLOGIES, INC.

                               DECEMBER 29, 2000
                                  (UNAUDITED)

BALANCE SHEET COMPONENTS (IN THOUSANDS):

     Inventories consisted of the following:

                                                              DECEMBER 29,    MARCH 31,
                                                                  2000          2000
                                                              ------------    ---------
  Raw materials.............................................    $ 2,810        $ 2,166
  Work in process...........................................        647            489
  Finished goods............................................      5,205          1,976
                                                                -------        -------
                                                                  8,662          4,631
  Less: allowance...........................................     (1,802)        (1,579)
                                                                -------        -------
                                                                $ 6,860        $ 3,052
                                                                =======        =======
Service parts consisted of the following:
  Service parts.............................................    $ 1,218        $   551
  Less: accumulated depreciation............................       (696)          (221)
                                                                -------        -------
                                                                $   522        $   330
                                                                =======        =======
Property and equipment consisted of the following:
  Computer equipment........................................    $ 2,582        $ 2,008
  Manufacturing equipment...................................      5,220          3,960
  Furniture and fixtures....................................        634            514
  Leasehold improvements....................................         79             79
                                                                -------        -------
                                                                  8,515          6,561
Less: accumulated depreciation..............................     (5,169)        (4,393)
                                                                -------        -------
                                                                $ 3,346        $ 2,168
                                                                =======        =======
Included as part of the property and equipment balances
  above:
  Capital leased equipment..................................    $ 1,155        $ 1,106
  Less: Accumulated depreciation............................     (1,036)          (950)
                                                                -------        -------
                                                                $   119        $   156
                                                                =======        =======
Other current assets consisted of the following:
  Prepaid expenses..........................................    $   413        $   192
  Deferred IPO costs........................................         --          1,088
                                                                -------        -------
                                                                $   413        $ 1,280
                                                                =======        =======

CONTINGENT CONSIDERATION

     In connection with the acquisition of Gwydion, the Company issued 573,334 shares of common stock in November 1999. These shares of stock will be held in escrow for up to 18 months until certain performance criteria are met. The Company revalues these shares at the end of each reporting period, until vested, and recognizes the compensation expense over the 18 months. Amounts recognized in research of development expense during the nine month periods ending December 24, 1999 and December 29, 2000 were a net debit of $704,000 and a net credit of $1,020,000, respectively. Amounts recognized in research of development expense during the three month periods ending December 24, 1999 and December 29, 2000 were a net debit of $704,000 and a net credit of $3,225,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following information in conjunction with the historical financial information and notes thereto included in our Registration Statement on Form S-1 (File No. 333-31266), which was previously filed with the Securities and Exchange Commission. Unless otherwise indicated, references to year ended or year ending, or three or nine months ended or three or nine months ending, refer to our fiscal year or fiscal three or nine months, respectively.

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

OVERVIEW

     We develop, market and sell wireless network equipment primarily for CDMA-based wireless communications networks. We provide cost-effective, high-quality products for use in suburban and rural areas, urban areas and inside coverage-limited structures. Our products have been deployed with over 50 CDMA wireless service providers in twelve countries.

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

     We generated net revenues of $17.0 million in the fiscal year ended March 31, 2000 and $19.1 million in the nine months ended December 29, 2000. We incurred net losses of $15.0 million in the fiscal year ended March 31, 2000 and $14.5 million in the nine months ended December 29, 2000. As of December 29, 2000, we had an accumulated deficit of $70.4 million.

     We have recently experienced a slow down in the booking of orders from new and existing customers and requested delays in shipment of existing orders. While the reasons for these trends are uncertain, they may be attributable to an overall slowdown in the U.S. economy, reduced or deferred capital expenditures by our customers or difficulty by some customers in obtaining financing. If these trends continue or accelerate, our business, financial condition and results of operation would be adversely affected.

     In November 1999, we acquired substantially all of the assets and assumed substantially all of the liabilities of The Gwydion Company LLC for a combination of $0.8 million in cash and 573,334 shares of our common stock. We accounted for this transaction using the purchase method of accounting. As part of this acquisition, we have acquired Gwydion's distributed antenna system project, which is designed to provide in-building coverage via a fiber optic antenna system. We have incurred expenses of approximately $3.2 million in research and development, excluding variable stock-based compensation, from the date of the acquisition through December 29, 2000 in an effort to develop the technology to produce a commercially viable product. As of December 29, 2000 the technology had not achieved commercial viability.

     The 573,334 shares we issued will be held in escrow for up to 18 months until certain performance criteria are met. In connection with this contingent consideration, we recognized research and development expense of $1.9 million during the year ended March 31, 2000 and a credit of $1.0 million for the nine months ended

December 29, 2000 and we had $0.3 million in deferred compensation as of December 29, 2000. Assuming a fair value for our common stock of $2.00 per share, the price of our shares on December 29, 2000, and assuming achievement of performance criteria, the compensation expense will be as follows: $0.2 million for the remainder of the year ending March 30, 2001 and $0.1 million in the first quarter of the year ending March 30, 2002.

     Since our inception, we have used stock option programs for employees as compensation to attract strong business and technical talent. Stock-based compensation consists of the difference between the deemed fair market value of stock options and the exercise price of these grants. This difference is being amortized on an accelerated basis over the vesting period of the grants, generally four years. For the year ended March 31, 2000 and nine months ended December 29, 2000, we recorded $2.5 million and $2.3 million, respectively, of stock-based compensation expense in connection with options granted to employees and consultants. The balance in unearned stock-based compensation of $3.1 million as of December 29, 2000 will be amortized over the vesting period of the grants.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 29, 2000 AND DECEMBER 24, 1999

     The following table sets forth our results of operations as a percentage of net revenues for the periods indicated:

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                          ----------------------------    ----------------------------
                                          DECEMBER 29,    DECEMBER 24,    DECEMBER 29,    DECEMBER 24,
                                              2000            1999            2000            1999
                                          ------------    ------------    ------------    ------------
                                          (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Net revenues............................     100.0%          100.0%          100.0%          100.0%
Cost of revenues........................      82.1            67.3            76.5            71.3
                                             -----           -----           -----           -----
Gross margin............................      17.9            32.7            23.5            28.7
                                             -----           -----           -----           -----
Operating expenses:
  Research and development..............      (7.2)           44.2            32.2            35.5
  Sales and marketing...................      32.7            38.7            36.9            39.8
  General and administrative............      22.0            14.9            17.8            16.7
In-process research and development.....        --            18.0              --             7.4
                                             -----           -----           -----           -----
          Total operating expenses......      47.5           115.8            86.9            99.4
                                             -----           -----           -----           -----
Loss from operations....................     (29.6)          (83.1)          (63.4)          (70.7)
Other expense, net......................      (0.6)           (9.2)          (12.5)           (9.2)
                                             -----           -----           -----           -----
Net loss................................     (30.2)%         (92.3)%         (75.9)%         (79.9)%
                                             =====           =====           =====           =====

     Net revenues: Our net revenues are derived primarily from our Network Repeaters based on the CDMA standard as well as complementary equipment for these products. We also provide training, installation support, design and implementation services to our customers on a fee-for-service basis.

     Net revenues increased $2.0 million, or 40.2%, from $4.9 million for the three months ended December 24, 1999 to $6.9 million for the three months ended December 29, 2000. This increase was primarily due to increased shipments of our CDMA-based repeaters to new and existing customers. During the three months ended December 29, 2000, 74.4% of our net revenues were derived from ten customers, with sales to two customers, UbiquiTel PCS and Northern PCS, comprising approximately 17.5% and 13.8%, respectively. During the three months ended December 24, 1999, 79.3% of our net revenues were derived from ten customers, with sales to two customers, Clearnet and Wireless Facilities, Inc., comprising approximately 19.0% and 16.2% respectively. International sales accounted for 21.8% of net revenues during the three months ended December 29, 2000, as compared to 32.3% during the three months ended December 24, 1999.

     For the nine months ended December 29, 2000, net revenues increased $7.2 million, or 60.0%, from the nine months ended December 24, 1999. This increase was primarily due to increased shipments of our CDMA-based repeaters to new and existing customers. During the nine months ended December 29, 2000, 61.9% of our net revenues were derived from ten customers, with sales to one customer, Comsyst, comprising approximately 10.1%. During the nine months ended December 24, 1999, 68.5% of our net revenues were derived from ten customers, with sales to two customers, PrimeCo and Clearnet, comprising approximately 14.8% and 12.4%, respectively. International sales accounted for 33.7% of net revenues during the nine months ended December 29, 2000 as compared to 28.1% during the nine months ended December 24, 1999.

     We have experienced downward pressure on our selling prices as a result of our entering into volume sale agreements with some customers and from general competitive pressures. We expect that our selling prices will continue to decline for the foreseeable future. In addition, if we cannot offset declines in selling prices by an increase in the number of units sold, our revenues may decline.

     Cost of revenues and gross margin: Cost of revenues increased $2.4 million, or 71.3%, from $3.3 million for the three months ended December 24, 1999 to $5.7 million for the three months ended December 29, 2000. The gross profit margin decreased to 17.9% for the three months ended December 29, 2000 from 32.7% for the three months ended December 24, 1999. Of this 14.8 percentage point decrease in gross profit margin, a decrease of approximately 16.9 percentage points was attributable to a decrease in direct material margins, as the average selling prices of our products declined. This decline in gross margins was partially offset by more efficient absorption of other costs of revenue. The other costs of revenue, which consist of manufacturing overhead and customer service expenditures, increased from $1.3 million for the three months ended December 24, 1999 to $1.7 million for the three months ended December 29, 2000 primarily due to an increase in customer service expenses of $0.7 million, a decrease in stock-based compensation of $0.1 million and a decrease in manufacturing overhead expenses of approximately $0.2 million. The increase in customer service expenses are related primarily to product quality issues associated with our cellular and PCS band products. Cost of revenues of $5.7 million for the three months ended December 29, 2000 contained $0.1 million of amortization of stock-based compensation.

     Cost of revenues increased $6.1 million, or 71.7%, from $8.5 million for the nine months ended December 24, 1999 to $14.6 million for the nine months ended December 29, 2000. The gross profit margin decreased to 23.5% for the nine months ended December 29, 2000 from 28.7% for the nine months ended December 24, 1999. Of this 5.2 percentage point decrease in gross profit margin, a decrease of approximately 12.9 percentage points was attributable to a decrease in direct material margins, as the average selling prices of our products declined. This decline in gross margins was partially offset by more efficient absorption of other costs of revenue. The other costs of revenue, which consist of manufacturing overhead and customer service expenditures, increased from $3.7 million for the nine months ended December 24, 1999 to $4.4 million for the nine months ended December 29, 2000 primarily due to an increase in customer service expenses of $0.9 million and a decrease in stock-based compensation of $0.2 million. Cost of revenues of $14.6 million for the nine months ended December 29, 2000 contained $0.5 million of amortization of stock-based compensation.

     In addition, if we are unable to reduce our product costs more rapidly than our selling prices are declining, our gross margins may decline.

     Research and development: Research and development expenses decreased $2.7 million, or 122.7%, from $2.2 million for the three months ended December 24, 1999 to a credit of $0.5 million for the three months ended December 29, 2000. This decrease was due to the following factors: (i) decrease of $3.9 million in the amortization of variable stock-based compensation attributable to the acquisition of Gwydion, (ii) $0.4 million of increased product development expenses for our in-building products, and (iii) product development expenses for our outdoor products of $0.8 million. Research and development expenses of a credit of $0.5 million for the three months ended December 29, 2000 contained a credit of $3.0 million of amortization of stock-based compensation, of which $3.2 million was attributable to the acquisition of Gwydion.

     Research and development expenses increased $1.9 million, or 45.5%, from $4.2 million for the nine months ended December 24, 1999 to $6.1 million for the nine months ended December 29, 2000. This increase was due to the following factors: (i) an increase of $0.5 million in amortization of stock-based compensation derived from grants of incentive stock options below the deemed fair market value, (ii) a decrease of $1.7 million in the amortization variable stock-based compensation attributable to the acquisition of Gwydion, (iii) $1.5 million of increased product development expenditures for our in-building products,

(iv) an increase in product development expenses for our Network Repeaters of $1.6 million. Research and development expenses of $6.1 million for the nine months ended December 29, 2000 contained a credit of $0.1 million of amortization of stock-based compensation, of which a credit of $1.0 million was attributable to the acquisition of Gwydion.

     We expect our research and product development expenses to increase as we continue to develop our technology and broaden our product line to serve new markets and applications. In particular, we expect to incur significant expenses in the development of our next generation of products to serve the emerging high-speed wireless markets.

     Sales and marketing: Sales and marketing expenses increased $0.4 million, or 18.6%, from $1.9 million for the three months ended December 24, 1999 to $2.3 million for the three months ended December 29, 2000. This increase was due to increased labor and overhead costs due to the hiring of additional sales and marketing personnel and increased travel. Sales and marketing expenses of $2.6 million for the three months ended December 29, 2000 contained a credit of $0.1 million of amortization of stock based compensation.

     Sales and marketing expenses increased $2.4 million, or 48.6%, from $4.7 million for the nine months ended December 24, 1999 to $7.1 million for the nine months ended December 29, 2000. This increase was due to increased advertising and trade show expenditures of $0.4 million, increased sales commissions and bonuses of $0.5 million, as well as increased labor and overhead costs of $1.5 million due to the hiring of additional sales and marketing personnel and increased travel. Sales and marketing expenses of $7.1 million for the nine months ended December 29, 2000 contained $0.2 million of amortization of stock based compensation.

     We expect that our sales and marketing expenses will continue to increase as we plan to add personnel to support our sales efforts in domestic and international markets. We also plan on increasing our expenditures on advertising and other marketing programs for promoting and selling our products, domestically and internationally.

     General and administrative: General and administrative expenses consist primarily of expenses for finance, corporate management, general office administration, insurance, legal, accounting, amortization of stock-based compensation and other professional fees. General and administrative expenses increased $0.8 million, or 106.8%, from $0.7 million for the three months ended December 24, 1999 to $1.5 million for the three months ended December 29, 2000. Of this increase, $0.2 million was attributable to the amortization of stock-based compensation $0.1 million was attributable to severance payments, $0.1 million to increased insurance premiums, $0.2 million was due to professional service fees and the balance was due to salaries attributable to increased headcount. General and administrative expenses of $1.5 million for the three months ended December 29, 2000 contained $0.4 million of amortization of stock based compensation.

     General and administrative expenses increased $1.4 million, or 70.7%, from $2.0 million for the nine months ended December 24, 1999 to $3.4 million for the nine months ended December 29, 2000. Of this increase, $0.5 million was attributable to the amortization of stock-based compensation, $0.3 million was attributable to professional fees, $0.2 was due to increased insurance costs for directors and officers insurance and $0.4 million was due to higher labor costs. General and administrative expenses of $3.4 million for the nine months ended December 29, 2000 contained $0.9 million of amortization of stock based compensation.

     We expect that general and administrative expenses will increase as we expand our staff, increase our infrastructure and incur costs associated with being a public company.

     Other income (expense): Other income was $0.1 million and $0.2 million for the three-month periods ended December 24, 1999 and December 29, 2000, respectively. Other expenses decreased $0.3 million from $0.5 million for the three months ended December 24, 1999 to $0.2 million for the three months ended December 29, 2000 due to reduced interest expense of $0.3 million related to the Series DD convertible subordinated debentures, which were converted into common stock in August 2000.

     Other income was $0.3 million and $0.4 million for the nine-month periods ended December 24, 1999 and December 29, 2000, respectively. Other expenses increased $1.4 million from $1.4 million for the nine months ended December 24, 1999 to $2.8 million for the nine months ended December 29, 2000. Of this increase, $1.6 million was attributable to the non-cash interest expenses associated with the beneficial conversion feature and the warrants issued in connection with the Series EE financing completed in July 2000, partially offset due to reduced interest expense of $0.3 million related to the Series DD convertible subordinated debentures.

LIQUIDITY AND CAPITAL RESOURCES

     At December 29, 2000 we had $36.2 million in cash and cash equivalents. Cash used in operating activities for the nine months ended December 29, 2000 was $13.0 million, as compared to $5.2 million for the nine months ended December 24, 1999. The significant use of cash in operating activities during the nine months ended December 29, 2000 resulted from our net losses of $14.5 million, an increase in inventories of $4.0 million, offset by a decrease in accounts receivable of $0.6 million, non-cash depreciation and amortization expenses of $1.3 million, inventory provisions of $0.2 million, non-cash expenses of $1.5 million for stock-based compensation, non-cash interest expense of $1.6 million and an increase in accrued compensation of $0.5 million. We plan to increase our operating expenses to support our anticipated growth and we anticipate that this increase in operating expenses will be a material use of our cash during the next fifteen months.

     Cash used for investing activities for the nine months ended December 29, 2000 was $2.6 million, as compared to $0.3 million for the nine months ended December 24, 1999. Capital expenditures of $1.9 million were primarily investments in computerized test equipment to test our products and additional computer equipment to support our business. Although we had no material commitments for capital expenditures as of December 29, 2000, we anticipate continuing increases in our capital expenditures during the next fifteen months.

     Net cash provided from financing activities was $47.0 million as compared to $3.7 million for the nine months ended December 24, 1999. For the nine months ended December 29, 2000, $5.1 million was attributable to the issuance of Series EE convertible, subordinated debentures in July 2000, $43.4 million was attributable to the sale of common stock in our initial public offering completed in August 2000, $0.2 million was attributable to the exercise of stock options and warrants, offset by payments against long-term liabilities of $1.7 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 2000, SFAS No. 133, was amended by SFAS No. 138. The Company has not determined what impact, if any, SFAS No. 133 will have on the operations and financial position of the Company. The Company will be required to implement SFAS No. 133, as amended by SFAS No. 138, beginning in 2001. The Company does not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted the provisions of SAB 101 in these condensed consolidated financial statements for all periods presented.

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

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE WE BEGAN DOING BUSINESS, ANTICIPATE CONTINUING LOSSES, AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

     We have accumulated losses of $70.4 million since we began doing business in 1983 through December 29, 2000, and we may never achieve or sustain profitability. We incurred a net loss of $15.0 million for the fiscal year ended March 31, 2000, and a net loss of $14.5 million for the nine months ended December 29, 2000. We will continue to incur significant expenses, particularly research and product development and sales and marketing expenses, and we expect our expenses to increase as compared to prior periods. We anticipate incurring net losses at least through the fiscal year ending March 2002. We will need to generate significantly higher revenues to achieve profitability and recoup our accumulated losses. We cannot be certain that we will realize sufficient revenues to sustain our business.

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

A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES AND THE LOSS OF ANY OF THESE CUSTOMERS COULD HARM OUR BUSINESS.

     Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers, or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. In the fiscal year ended March 31, 2000, ten customers accounted for 69.7% of our net revenues, with PrimeCo, Wireless Facilities, Inc. and Clearnet PCS, accounting for 13.6%, 12.4% and 10.2%, respectively. During the three months ended December 29, 2000, 74.4% of our net revenues were derived from ten customers with sales to two customers, UbiquiTel PCS and Northern PCS, comprising 17.5% and 13.8%, respectively. When our products have been fully deployed in a customer's network or a customer's demands are otherwise satisfied, we must replace that customer's sales with those of new customers in order to maintain our sales volume.

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

     As of December 29, 2000, we had four patents granted and 11 patent applications pending. It is possible that no patents will be issued from these pending applications or from future patent applications. Moreover, our currently issued patents and any patents issued in the future may not provide us with any competitive advantages over, or may be challenged by, third parties.

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

A NUMBER OF SHARES ARE OR WILL BE ELIGIBLE FOR FUTURE SALE WHICH MAY DEPRESS OUR STOCK PRICE.

     Sales of substantial amounts of our common stock in the public market or the perception that a large number of shares are available for sale, could cause the market price of our common stock to decline. Immediately following our initial public offering, approximately 80% of our outstanding shares of common stock, including shares that can be acquired upon the exercise of options and warrants, were subject to a "lock-up" agreement that would prevent the resale of these shares until 180 days after the our initial public offering. This 180-day "lock-up" period has expired and the holders of these shares will, in general, be entitled to dispose of these shares. In addition to the adverse effect a price decline could have on holders of our common stock, that decline would likely impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     We believe we do not have any significant exposures to quantitative and qualitative market risks. For the nine months ended December 29, 2000, we did not have any derivative financial instruments or any derivative commodity instruments. Our other financial instruments include trade accounts receivable, trade accounts payable, convertible subordinated debentures and a term note. Our accounts receivable and accounts payable are relatively short term in duration and as a consequence, are not exposed to significant interest rate changes and consequent fair value adjustments. Our cash equivalents are invested in interest bearing accounts, generally money market accounts of less than seven days average maturity, and as a result are not subject to significant valuation adjustments due to interest rate changes. We also have a term loan, which bears interest at a fixed rate. As a result, the payments due under the term loan are not subject to adjustment due to interest rate changes. Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenues. Most of our international sales are in U.S. dollars and, therefore, are not subject to foreign currency exchange rate risk. At December 29, 2000, approximately 4.3% of our ending accounts receivable were denominated in a foreign currency and as a result, we were subject to foreign currency exchange risk on this amount. In addition, expenses of our international operations are denominated in each country's local currency and are subject to foreign currency exchange risk. Through December 29, 2000, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      3.1+    Amended and Restated Certificate of Incorporation of the
              Registrant.
      3.3*    Bylaws of the Registrant.
      4.1*    Specimen Common Stock Certificate.
      4.2*    Amended and Restated Preferred Stock Purchase Warrant, dated
              August 6, 1997, issued to Lighthouse Capital Partners II,
              L.P.
      4.3*    Warrant to Purchase Shares of Series DD Preferred Stock of
              Repeater Technologies, Inc., dated January 25, 1999, issued to Phoenix Leasing Incorporated.
      4.4*    Stock Subscription Warrant to Purchase Series DD Preferred
              Stock of Repeater Technologies, Inc., dated July 8, 1999,
              issued to TBCC Funding Trust II.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
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

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended December 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REPEATER TECHNOLOGIES, INC.

                                          By:    /s/ TIMOTHY A. MARCOTTE
                                            ------------------------------------
                                                    Timothy A. Marcotte,
                                                      Vice President,
                                                  Chief Operating Officer
                                                and Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

Date: February 12, 2001

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

* Incorporated by reference from the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-31266), filed with the Commission on February 28, 2000, as amended.