Form 10-K
period 2001-03-30
REPEATER TECHNOLOGIES INC
filed 2001-06-28
CIK 1052246

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 30, 2001

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 31, 2001, the aggregate market value of the shares of the registrant's Common Stock ("Common Stock") held by non-affiliates of the registrant, based on the closing price for the Common Stock as quoted by the Nasdaq National Market on that date, was approximately $8,134,836. Shares held by each executive officer and director of the registrant and by each person who owns ten percent or more of the outstanding Common Stock have been excluded from this computation because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

     As of May 31, 2001, there were 23,551,234 shares of Common Stock, $0.001 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant's fiscal year ended March 30, 2001, are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

                               PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   17
Item 6.   Selected Financial Data.....................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   27
Item 8.   Financial Statements and Supplementary Data.................   28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   50

                               PART III

Item 10.  Directors and Executive Officers of the Registrant..........   50
Item 11.  Executive Compensation......................................   50
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   50
Item 13.  Certain Relationships and Related Transactions..............   50

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   50

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "expects," "anticipates," "intends," "may," "should," "plans," "believes," "seeks," "estimates," "could," "would" or the negative of such terms or other comparable terminology.

     Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors and uncertainties are discussed elsewhere in this report under the captions "Risks That Could Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Although we believe that the expectations reflected in the forward-looking statements included in this document are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of such forward-looking statements after the date of this report to conform these statements to actual results.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Repeater Technologies, Inc. (the "Company") was incorporated in California in October 1983 and reincorporated in Delaware in May 2000. We develop, market and sell wireless network equipment primarily for CDMA-based wireless communications networks. We provide cost-effective, high quality wireless network equipment for use in suburban and rural areas, urban areas and inside office buildings and other coverage-limited structures. Our products have been deployed with over 70 CDMA wireless service providers in more than ten countries.

     Our products are based on our Network Repeater technology that expands the coverage area of a wireless network. Our Network Repeater receives, amplifies and retransmits voice and data signals between mobile handsets and base stations and uses an operator's existing radio frequency, or RF, spectrum to provide the necessary connection to the wireless network.

     Our RepeaterHybrid Network incorporates our family of Network Repeaters, third-party base stations and other related network equipment to provide outdoor wireless service coverage at significantly reduced capital and operating cost by reducing the number of required base stations, related communication links and other wireless network equipment. We have deployed 34 RepeaterHybrid Network systems with 20 service providers.

INDUSTRY BACKGROUND

     Wireless Market Growth. In recent years, there has been substantial growth in the number of wireless subscribers. A number of factors are driving worldwide wireless subscriber growth, including the expansion of wireless coverage outside of urban areas, the rapid price decline of wireless usage cost per minute and the proliferation of new wireless applications such as high-speed data services. These factors, alongside increasing use of wireless handsets as a substitute for wire-based communications, are also driving a substantial increase in wireless minutes of use. To meet the growing demand for wireless services, wireless service providers are increasingly focusing on expanding network coverage in order to increase the number of new subscribers and reduce subscriber turnover, or "churn," resulting from coverage limitations.

     Wireless Standards. A number of analog and digital standards are available to wireless service providers in the deployment of wireless networks, including GSM, or Global System for Mobile Communication, TDMA, or Time Division Multiple Access, and CDMA, or Code Division Multiple Access. TDMA was established in 1988 and is now widely utilized across the United States as a result of its transmission and cost efficiencies and signal quality. GSM was introduced in 1991 as an extension of the TDMA standard and is now widely utilized in Europe and Asia as a result of similar factors as well as its "open standard" compatibility. The first commercial deployment of a CDMA wireless network took place in 1995 in Hong Kong and, since then, CDMA wireless networks have been deployed in Korea, the United States, Canada, India, Japan, Australia, Brazil and 19 other countries. Unlike competing standards, such as GSM and TDMA, that divide radio frequency into time slots and allocate these slots to users, CDMA does not assign a specific frequency to each user. Instead, voice communications and data are encoded in a random digital sequence for transport across the full available spectrum. The current market acceptance of GSM and TDMA technologies could place competitive pressures on the growth of CDMA technology. Most wireless equipment vendors and service providers support multiple standards.

     There are several new standards for incorporating higher-speed data transmission rates into mobile telephone networks, generally referred to as 2.5G and 3G standards. The 2.5G standards allow for higher-speed data transmission rates when compared to existing 2G digital mobile telephone networks, and the 3G standards provide for even higher data transmission rates, potentially greater than 1 megabit/sec. The 3G standards are expected to require up to 5MHz of spectrum to be allocated for their use as opposed to the 1.25 MHz of spectrum allocated for the 2.5G standards.

     The 2.5G standard known as CDMA1x is a derivative of the currently deployed CDMA standard (cdmaOne, or IS-95) allowing for enhanced data transmission rates to and from mobile devices by enhancing existing CDMA networks through equipment and software upgrades. General Packet Radio Service (GPRS) is a technical standard for higher speed data transmission rates for the currently deployed GSM mobile standard. Deploying GPRS requires additional equipment and new software to be deployed into existing GSM networks.

     CDMA3x is a 3G standard for CDMA networks that incorporates very high-speed data transmission rates to and from the mobile device and will generally require new software and, in some instances, new equipment to be deployed into the network. Universal Mobile Telephone Service (UMTS) is based on a different technical standard, W-CDMA, or wideband CDMA. UMTS allows for very high transmission speeds to and from the mobile device and is the most likely 3G evolution path for GSM networks.

     The availability of services utilizing these advanced standards is expected to increase the demand for wireless coverage. We believe the build-out of networks utilizing these advanced standards by new licensees and upgrades of existing networks should drive significant expenditures for network equipment. The build-out and proliferation of these high-speed networks, however, is subject to global economic cycles in general, and conditions in the wireless telecommunications industry in particular.

     The market for network repeaters is a subset of the worldwide CDMA market. The market for network repeaters may not reflect the growth rates of the broader CDMA market. The growth of the market for network repeaters may be limited by an inability to achieve broader market acceptance or provide a sufficient value proposition as a result of the expanding capacity requirements or limited coverage requirements.

     CDMA provides a number of benefits over competing analog and digital standards, including:

     - Increased Capacity. Unlike competing standards, CDMA does not assign a specific frequency to each user. Instead, conversations and other information are encoded in random digital sequence for transport across the full available spectrum. By allowing multiple subscribers to share the same frequency, CDMA equipment can provide over three times the capacity of analog and other digital standards over the same amount of spectrum.

     - Improved Quality of Service. CDMA combines multiple signals and improves signal strength for a reduction of interference and fading. Additionally, the method of passing calls between cells in a CDMA network significantly reduces the risk of disruption or dropped calls.

     - Better Support for Data. CDMA offers a powerful platform for evolving wireless technologies and enables subscribers to use a wide range of new services including voice recognition, short messaging services and Internet connections.

     Although CDMA provides a number of benefits over other digital technologies, it is typically more expensive to deploy than GSM and TDMA and, outside of densely-populated areas, currently provides more capacity than is needed in most networks. However, because of the advantages it provides in terms of capacity and support for data, CDMA is expected to be increasingly utilized as a means of realizing new wireless services such as wireless Internet access.

     Wireless System Technology. Wireless networks operate by dividing the geographic service area territory into a number of areas called cells. A base station is the equipment that transmits and receives the RF signal to and from the wireless handsets in the cell site's coverage area. The coverage provided by a base station is limited by the base station's RF output power, the frequency of the RF signals and the amount of clutter, such as buildings, hillsides and other physical obstructions, in the path of the signals. The higher the RF signal's frequency, the shorter the distance it can travel for a given output power. For example, a 1900 MHz RF signal travels approximately half the distance of an 850 MHz cellular signal with equal output power. Therefore a 1900 MHz RF network may require three to four times the number of base stations to provide the same coverage as a 850 MHz RF network. PCS networks tend to utilize 1900 MHz RF while cellular networks usually utilize 850 MHz RF.

     Market Segments. The rapid growth in demand for wireless service has caused a corresponding increase in the demand for widespread coverage in the following four market segments:

     - Low-Density/Low-Utilization Markets. These markets are typically suburbs and small towns in which capacity requirements are low because of low user density. However, the need for coverage remains high as wireless subscribers expect to have service throughout these areas. Wireless service providers have been slow to deploy wireless networks in these areas because the high infrastructure costs required cannot be spread over a large enough subscriber base.

     - Traffic Corridors. These markets are typically major highways that connect population centers and are characterized by low-density utilization along a narrow geographic corridor. Wireless service providers must offer complete coverage along these corridors so that subscriber calls are not "dropped" in these areas. However, in these markets, as in low-density/low-utilization markets, wireless service providers find the deployment of base stations costly and inefficient.

     - High-Density/High-Utilization Markets. These markets are typically urban areas in which service is provided by a large number of closely-spaced base stations which provide both the capacity for a large number of subscribers and coverage for a given geographic area. However, in spite of the large number of base stations, gaps in coverage commonly occur as the result of blockage of RF signals by buildings, tunnels and other obstructions.

     - In-Building Markets. These markets are characterized by high utilization throughout a concentrated geographical area. Although base stations can provide the necessary capacity, the materials used in building construction can inhibit and interfere with the transmission of RF signals to and from the building interior.

     Both existing wireless service providers and new entrants to the competitive wireless markets face the challenge of rapidly expanding coverage with limited capital and operating resources. Addressing these coverage challenges has become a critical differentiator as service providers attempt to expand their existing subscriber base and minimize subscriber churn resulting from coverage limitations. Because CDMA base stations are designed to support high capacity networks in densely populated urban centers, they do not scale well to low-density/low-utilization markets. In addition, the need for a high capacity digital telephone connection to the network from each base station results in significant capital and operating expenses. As a result of growing capacity and coverage requirements and increasing competitive pressures, wireless service providers are demanding solutions that provide:

     - rapid expansion of coverage;

     - reduced capital and operating costs;

     - ease of and flexibility in deployment;

     - improved quality of RF coverage;

     - high levels of technical support; and

     - rapidly deployable 3G-compatible products.

REPEATER TECHNOLOGIES' SOLUTION

     Our Repeater Hybrid Network integrates our Network Repeaters with CDMA base stations, enabling wireless service providers to quickly expand coverage at significantly reduced cost. While base stations provide the overall capacity and initial coverage for a wireless network, our Network Repeaters redirect, focus or spread the concentrated capacity of a base station to expand coverage to desired coverage areas. In low-density/low-utilization markets and traffic corridors, our RepeaterHybrid Network allows network operators to cost-effectively utilize their network capacity to expand coverage. In high-density/high-utilization markets, our Network Repeaters fill the coverage gaps that occur as a result of blockage of RF signals. For the in-building market, Network Repeaters, when coupled with a distributed antenna system, can provide RF coverage in smaller buildings. Our solutions offer the following key benefits:

     Reduced Capital Costs. RepeaterHybrid Networks provide expansion of coverage with significantly lower capital costs than required in the deployment of base station-only networks. Network Repeaters are significantly less expensive than CDMA base stations. In addition, wireless network operators who use base stations to increase coverage must incur increased capital costs both as a result of the need for more communications links and the deployment of larger base station controllers and mobile switching centers to support these sites. Our Network Repeaters typically require no physical communications link to base station controllers or mobile switching centers and, as such, reduce the overall capital cost of the network.

     Lower Operating Costs. Our RepeaterHybrid Network can result in substantially lower operating costs than a base station-only network. By replacing a number of the base stations with our Network Repeaters, the wireless service provider saves the substantial monthly charges associated with the high capacity digital telephone connection required to link to the base station controller.

STRATEGY

     Our goal is to be the leader in the development and deployment of CDMA wireless coverage enhancement solutions. To achieve this goal, our strategy is to:

     Continue to Expand Our Installed Base of Network Repeaters. We will continue to focus on providing RepeaterHybrid Network solutions to wireless service providers who are deploying new CDMA networks or expanding existing CDMA networks. We also plan to target more established CDMA service providers who intend to expand their wireless networks to include low-density/low-utilization areas as they expand coverage.

     Establish a Market Leadership Position in Third Generation or 3G Wireless Networks. We intend to capitalize on the low cost and flexibility of our Network Repeaters to speed service providers' transition to third generation or 3G wireless technologies. We have developed significant expertise in CDMA technology which will allow us to rapidly bring 3G products to market. We believe our Network Repeaters currently meet the 1XRTT specification of the 3G standard known as cdma2000. We intend to further develop our technology to meet the balance of the 3G CDMA standards, 1XEV-DO (HDR), 3XRTT and UMTS.

     Focus on Network Design and Customer Support. We have developed a substantial body of knowledge of network design incorporating repeaters and base stations in order to facilitate our customers' assessment and implementation of our RepeaterHybrid Networks. Our network design services allow wireless service providers to modify network design prior to deployment to better suit coverage and capacity demands. We believe our extensive network design capabilities and comprehensive customer support have been significant factors in our ability to attract and retain customers.

     Pursue Strategic Acquisitions. We have in the past and intend in the future to make acquisitions of complementary technologies and businesses. We may from time to time make strategic acquisitions that may complement our products, expand the breadth of our product offerings, enhance our technical capabilities, help secure critical sources of supply or that may otherwise offer growth opportunities.

OUR PRODUCTS AND SERVICES

     Network Repeater. Our Network Repeater receives, filters, amplifies and re-transmits RF signals between wireless subscribers and base stations in CDMA wireless networks. Our Network Repeater features our patented receive diversity technology, which provides high quality voice and data transmission, while reducing the necessary amount of handset power. Receive diversity technology allows operators to deploy RepeaterHybrid Networks with comparable performance and quality to those of a base station-only network. We started deploying Network Repeaters in the June quarter of 1997.

     RepeaterStar. Our RepeaterStar antenna sends and receives signals between the serving base station and our Network Repeater. Our RepeaterStar antenna possesses performance characteristics that are optimized for use within our RepeaterHybrid Network. We started deploying RepeaterStar antennas in the December quarter of 1999.

     RepeaterPower. Our RepeaterPower battery back-up power system provides auxiliary power for the Network Repeaters in the event of a commercial power outage. We started deploying our battery back-up power systems in the June quarter of 1997.

     RepeaterNet. RepeaterNet is our proprietary network management system designed to monitor and control our Network Repeaters and other products from a central network operations center. RepeaterNet provides a comprehensive graphical user interface allowing maintenance personnel to monitor numerous Network Repeaters, together with their back-up power sources and related equipment. We started delivering RepeaterNet to our customers in the September quarter of 1998.

     Distributed Antenna System. Our Distributed Antenna System provides in-building coverage using copper cable and small antennas.

     Professional Services. Our Professional Services offering spans the range of wireless network deployment. Prior to network planning and deployment, we provide network consulting services to help our customers determine the most cost-effective approach to designing and building their CDMA networks. Our consulting services include capacity planning and analysis, the creation of engineering design guidelines and network equipment evaluation.

     We offer a suite of design services to assist our customers in deploying an efficient combination of Network Repeaters, base stations, and other network equipment. We also provide in-building design services for our customers seeking to provide indoor coverage using repeaters or distributed antenna systems.

     We also provide turnkey installation, and may in the future contract for the construction, of repeater sites, both indoors and outdoors, and network optimization of both base stations and Network Repeaters. Optimization includes the alignment of all Network Repeaters to optimize communication with the base stations and the adjustment of base station and other network parameters to optimize network performance. Throughout all phases, we provide program management and project management services.

     Repeater Technologies, Network Repeater, RepeaterHybrid Network, RepeaterPower, RepeaterStar, and RepeaterNet are trademarks or trade names of Repeater Technologies, Inc. All other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

SALES AND MARKETING

     We offer our products and services in the United States and Canada through our direct sales force. Our international sales efforts are conducted through a network of agents and distributors, which are assisted by our direct sales force. International sales accounted for 41.8%, 40.7% and 32.0% of our net revenues during our fiscal years ended March 26, 1999, March 31, 2000 and March 30, 2001, respectively. We have provided additional information about the geographic markets in which we operate in Note 1 to our Consolidated Financial Statements contained in this report.

     Our direct sales force works in conjunction with our support personnel to assist current and potential customers in identifying capacity and coverage goals. In addition, our sales force assists customers in preparing a pro forma business analysis comparing the customer's initial deployment costs and operating expenses using traditional wireless network equipment against those associated with using our products and services. Outside of our corporate headquarters, we currently have sales personnel located in Los Angeles, Montreal, New York, Atlanta, Denver and Chicago. We have international sales and technical support offices in Sydney, Beijing and London. We also have established relationships with agents and distributors located in Australia, Argentina, Brazil, Canada, Chile, China, Colombia, Israel, Mexico, Uruguay and Venezuela. As of March 30, 2001, 23 of our 103 employees were engaged in sales and marketing.

     In support of our sales efforts, we have established a marketing organization that is responsible for the branding and marketing of our products and services. Our marketing efforts include participation in trade shows and trade congresses, the sponsorship of a web site, advertising in trade journals and publication of a periodic newsletter.

     The market for wireless communications infrastructure has been, and we believe will continue to be, seasonal in nature. During the months of December, January and February, demand for wireless equipment infrastructure from wireless service providers in the northern hemisphere tends to decline due to generally poor weather conditions.

CUSTOMERS

     Relatively few wireless service providers have adopted CDMA wireless technology and those which have are concentrated in portions of North America, South America and Asia.

     In the fiscal year ended March 26, 1999, ten customers accounted for 50.0% of our net revenues, with ClearNet PCS accounting for 10.6%. In the fiscal year ended March 31, 2000, ten customers accounted for 69.7% of our net revenues, with PrimeCo, Wireless Facilities, Inc. and ClearNet PCS accounting for 13.6%, 12.4% and 10.2%, respectively. In the fiscal year ended March 30, 2001, ten customers accounted for 66.5% of our net revenues, with Ubiquitel PCS accounting for 12.6%. For information regarding revenues generated from customers outside of the United States, see Note 1 to our Consolidated Financial Statements.

CUSTOMER SERVICE AND SUPPORT

     We provide a full range of post-sale customer support, including a 24-hour hotline service to resolve technical issues, field service inventory to support advance replacement requirements, on-site field service engineer support, in-house repair for in- and out-of-warranty products and on-site training.

MANUFACTURING

     We contract with third-party manufacturers to manufacture of our products. Our third-party manufacturers are currently Sanmina Corporation and PEMSTAR, Inc. These manufacturers test our sub-assemblies for functionality prior to assembly into finished products. We have no long-term contracts with any of these suppliers. The supply contracts can be cancelled at any time and our ability to use these manufacturers is subject to minimum order volumes. Any individual purchase order is generally not cancelable by us unless the supplier fails to deliver in conformance with the terms of the purchase order. During the final testing process, the final product undergoes a system test while cycling through a wide range of temperature conditions. We believe that our third-party contract manufacturers have the capability to support our growth for the foreseeable future. We rely on a sole source of supply for several of our significant components including antennas, power amplifiers, power supplies, and battery back-up power systems.

RESEARCH AND PRODUCT DEVELOPMENT

     We plan to continue to develop and extend our product offerings for the current CDMA market and future generations of CDMA wireless standards, including the next generation of wireless standards for high-speed data, which includes third generation, or 3G, standards. Products under development include:

     - RepeaterCell, our next generation of CDMA repeater for the 850 MHz cellular and 1900 MHz PCS bands to handle multiple CDMA carriers with higher output power. In addition, we are developing the capability to extend RepeaterCell to the requirements of emerging 3G CDMA standards, including the 2100 MHz band.

     - RepeaterLink, a fiber-optic communication link between our Network Repeaters and base stations. RepeaterLink converts RF signals to lightwaves and back to RF, allowing a Network Repeater to operate remotely at a substantial distance from a base station. RepeaterLink is advantageous when line-of-site for wireless communication between our Network Repeater and base station is not feasible.

     As of March 30, 2001, 32 of our 103 employees were engaged in research and product development including hardware and software engineering. Our research and development expenditures totaled $4.3 mil-lion, $7.3 million and $8.2 million for the fiscal years ended March 26, 1999, March 31, 2000 and March 30, 2001, respectively.

COMPETITION

     The wireless network equipment market is highly competitive. The market for products that enhance wireless coverage is characterized by rapidly changing technology, evolving wireless industry standards and frequent new product introductions and enhancements. Our ability to compete depends on many factors, including:

     - continued new product development;

     - comprehensive service and support;

     - competitive pricing; and

     - reliability.

     Current and potential competitors consist primarily of major domestic and international companies, who offer coverage enhancement solutions based on their own repeaters or base stations. Most of these companies have longer operating histories, larger installed customer bases, substantially greater name recognition and greater financial, technical, manufacturing, marketing, sales and distribution resources than we do. We also compete with the TDMA and GSM product offerings from communications equipment providers and expect that a number of them will develop competing data communications products and technologies in the near future. Our current and potential competitors can be divided into two groups: base station manufacturers, such as Ericsson, Inc., Fujitsu Network Communication, Inc., Hyundai Electronics Industries Co., Ltd., LG Information & Communications, Ltd., Lucent Technologies, Inc., Motorola, Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corp., and Samsung Electronics Co., Ltd.; and wireless repeater manufacturers, such as Allen Telecom Inc., Allgon AB, and Andrew Corporation. We face actual and potential competition not only from these established companies, but also from new companies that may develop and market new wireless telecommunications products and services.

INTELLECTUAL PROPERTY

     We consider our technologies proprietary and seek to protect our intellectual property rights. As of March 30, 2001, we had four patents granted and four patent applications pending. One of our patent grants is based upon proprietary rights originally obtained from Matthew P. Fuerter, a former Vice President. We are seeking patent protection outside of the United States for this patent. We also have a technology license agreement with Mr. Fuerter. For further information regarding this technology license agreement, please see "Certain Relationships and Related Transactions."

     While we believe that our patents will render it more difficult for competitors to develop and market similar products, our patents may be invalidated, circumvented, or challenged. In addition, any pending or future patent applications may not be issued with the scope we seek or at all.

     We also rely on copyright and trade secret laws for the protection of our proprietary software. Source code for our proprietary software is protected as unpublished copyright works and trade secrets. In addition, we generally enter into confidentiality or licensing agreements with employees, consultants, vendors, customers and licensees, and generally limit access to the details of proprietary designs, software, documentation, and other confidential information.

     Notwithstanding our efforts to protect our rights, it may be possible for a third party to copy or to obtain and use our intellectual property without our authorization. Although we are not currently engaged in any legal proceedings concerning matters of infringement or enforcement of intellectual property rights, we may have to pursue litigation in the future to enforce our intellectual property rights or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could seriously harm our business, operating results, and financial condition. In addition, others may develop technologies superior to our technology, duplicate our technology, or design around our patents.

GOVERNMENT REGULATION

     In order for our products to be used in certain jurisdictions, regulatory approval may be necessary. The delays inherent in this regulatory approval process may cause the rescheduling, postponement or cancellation of fulfillment of our orders for products, which, in turn, may cause our customers to reschedule, postpone or cancel orders for those products.

EMPLOYEES

     As of March 30, 2001, we employed 103 persons, consisting of 32 in research and product development, 18 in operations, 14 in customer service and post-sales support, 23 in sales and marketing and 16 in finance and administration. We also use contract personnel, primarily for information technology support and product development.

     None of our employees are represented by a labor union and we believe we have good relations with our employees.

RISKS THAT COULD AFFECT FUTURE RESULTS

     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this report.

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE WE BEGAN DOING BUSINESS, ANTICIPATE CONTINUING LOSSES, AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

     We have accumulated losses of $79.5 million since we began doing business in 1983 through March 30, 2001, and we may never achieve or sustain profitability. We incurred a net loss of $15.0 million for the fiscal year ended March 31, 2000, and a net loss of $23.6 million for the year ended March 30, 2001, including a net loss of $9.1 million for the fourth quarter. We will continue to incur significant expenses, particularly research and product development and sales and marketing expenses. We anticipate incurring net losses at least through the fiscal year ending March 29, 2002. We will need to generate significantly higher revenues to achieve profitability and recoup our accumulated losses. We cannot be certain that we will realize sufficient revenues to sustain our business.

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

OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     Our quarterly operating results have fluctuated significantly in the past and are likely to do so in the future. Factors that could cause our quarterly results to fluctuate include, but are not limited to:

     - any delay in our introduction of new products or product enhancements, particularly our new products for use in 3G networks;

     - the concentration of customer orders at the end of a quarter which can result in products shipping in the following quarter due to capacity constraints faced by our contract manufacturers;

     - the reduction in the selling price of our products due to competitive pressures from base station manufacturers and the introduction of other competing repeater products;

     - customer responses to announcements of new products and product enhancements by competitors and the entry of new competitors into our markets; and

     - general economic conditions and, in particular, conditions within our industry that affect demand for our products.

     If our operating results do not meet the expectations of securities analysts and investors, our stock price is likely to decline.

     In the quarter ended December 29, 2000 we began to experience a slowdown in the booking of orders from new and existing customers and requested delays in shipment of existing orders. These trends have continued and have adversely affected our net revenues, business, financial conditions and results of operations. If these trends continue or accelerate, our net revenues, business, financial condition and results of operations would continue to be adversely affected.

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

     Our sales cycle, which is the period from the generation of a sales lead until the recognition of revenues, ranges from nine to 24 months, making it difficult to forecast revenues and operating results. Our inability to accurately predict the timing and magnitude of sales of our products and services could cause a number of problems including, but not limited to:

     - difficulties in meeting our customers' product delivery requirements in the event many orders are received in a short period of time;

     - expending significant management efforts and incurring substantial sales and marketing expenses in a particular period that do not translate into orders during that period, or at all; and

     - difficulties in meeting our cash flow requirements and obtaining credit because of delays in receiving orders.

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

A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES AND THE LOSS OF ANY OF THESE CUSTOMERS COULD HARM OUR BUSINESS.

     Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers, or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. In the fiscal year ended March 26, 1999, ten customers accounted for 50.0% of our net revenues, with Clearnet PCS accounting for 10.6%. In the fiscal year ended March 31, 2000, ten customers accounted for 69.7% of our net revenues, with PrimeCo, Wireless Facilities, Inc. and Clearnet PCS, accounting for 13.6%, 12.4% and 10.2%, respectively. In the fiscal year ended March 30, 2001, 66.5% of our net revenues were derived from ten customers with sales to one customer, UbiquiTel PCS, comprising 12.6%. When our products have been fully deployed in a customer's network or a customer's demands are otherwise satisfied, we must replace that customer's sales with those of new customers in order to maintain our sales volume.

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

     We utilize third-party contract manufacturers to manufacture of our products. There are risks associated with our dependence on contract manufacturers, including the contract manufacturers' control of capacity allocation, labor relations, production quality and other aspects of the manufacturing process. If our contract manufacturers encounter any of these problems, our manufacturing processes will be adversely affected and we may lose customers.

     Any one of our repeater products is generally produced by only one of our contract manufacturers. We do not have long-term supply contracts with our contract manufacturers, and they are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. If we are unable to obtain our products from our contract manufacturers on schedule, revenues from the sale of those products may be delayed or lost, and our reputation, relationships with customers and our business could be harmed. In addition, if our production volumes are too low to maintain existing contracts with our contract manufacturers, we could incur significant expenses and experience substantial disruption to our business.

OUR CONTRACT MANUFACTURERS' RELIANCE ON A LIMITED NUMBER OF COMPONENT SUPPLIERS COULD LEAD TO DELAYS, ADDITIONAL COSTS, PROBLEMS WITH OUR CUSTOMERS AND POTENTIAL CUSTOMERS AND LOSS OF REVENUES.

     Our contract manufacturers currently utilize one or a small number of suppliers for each of the components of our products. In particular, there are currently only a few suppliers of high-power amplifiers, a critical component for a Network Repeater that meets our quality standards. Our contract manufacturers have no long-term contracts or arrangements with the suppliers of components for our products that guarantee the availability of these components. If for any reason a supplier fails to meet quality or quantity requirements, or stops selling components at commercially reasonable prices, or if a competitor enters into an exclusive relationship with one of our suppliers, we could experience significant production delays or cost increases.

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

DUE TO UNCERTAINTIES IN PRODUCTION FORECASTING, WE MAY EXPERIENCE UNEXPECTED SURPLUSES OR SHORTAGES OF INVENTORY.

     Our contracts with manufacturers require us to provide a rolling six-month forecast for production each month. The forecast for the first two months of the six-month forecast are considered firm purchase orders. If we fail to accurately predict our customers' demand for our products, we may be subject to shortages of certain products and surpluses of other products. If we fail to have an adequate supply of inventory for our products, we may be subject to cancellation of orders from our customers for these products. In addition, if we have a surplus of certain products, we may incur charges for excess or obsolete inventory. For example, in fiscal 2001, our cost of revenues included $2.4 million related to inventory valuation allowance for excess and obsolete inventory.

     Some of the components of our products may have long lead times from the date a purchase order is placed with the supplier to the date the components are delivered to our contract manufacturers. In order to ensure an adequate supply of these components, we may be required to purchase the components ourselves and then resell them to our contract manufacturers to meet our forecasted requirements. If we fail to accurately predict the demand for these components, we may face shortages and potentially lose sales, or alternatively incur charges for excess or obsolete inventory.

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

     Our products are highly complex, designed to be deployed in complicated networks and may contain undetected defects, errors or failures. Although our products are tested during manufacturing prior to deployment, they can only be fully tested when deployed in commercial networks. Consequently, our customers may discover errors after the products have been deployed. The occurrence of any defects, errors or failures could result in installation delays, product returns, diversion of our resources, increased service and warranty costs, legal actions by our customers, increased insurance costs and other losses to us or to our customers or end users. For example, in fiscal 2001, our cost of sales included $1.9 million related to warranty expense due to defects discovered in our products after installation and operation in our customers' networks. Any of these occurrences could also result in the loss of or delay in market acceptance of our products, which would harm our business and adversely affect our operating results and financial condition.

WE ARE DEPENDENT ON LICENSED TECHNOLOGY FOR OUR PRODUCTS.

     The receive diversity technology contained in our products is licensed from one of our former executive officers. The license agreement requires the timely payment of royalties in the form of cash and shares of our Common Stock. These royalty payments are non-refundable. Failure to honor the terms of the license agreement could adversely affect our business.

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

     As of March 30, 2001, we had four patents granted and four patent applications pending. It is possible that no patents will be issued from these pending applications or from future patent applications. Moreover, our currently issued patents and any patents issued in the future may not provide us with any competitive advantages over, or may be challenged by, third parties.

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

A SIGNIFICANT DECREASE IN THE COST OF BASE STATIONS AND THEIR COMMUNICATION LINKS WOULD DIMINISH ONE OF OUR COMPETITIVE ADVANTAGES.

     Unlike our repeater products, current base stations typically require an expensive communications link, usually through a high capacity digital telephone connection, to the network. In addition, base stations themselves are typically larger and more expensive than repeaters. A decrease in the cost of base stations and the communication links used to connect base stations to the local telephone network, especially in less populated areas, will diminish a cost saving that our customers experience from using our product. If the cost of base stations and their communication links decline, demand for our products may decrease and we may have to lower our product prices or experience a decline in orders. Either one of these results could cause decreased revenues and margins.

DELAYS IN NEW PRODUCT DEVELOPMENT PROJECTS COULD HARM OUR BUSINESS.

     The market for our products is subject to competition from other repeater manufacturers and base station manufacturers. As a result, we must continue to develop new products and enhancements to our existing products to remain competitive. In particular, we must develop and bring to market our products designed to address third generation or 3G wireless networks. If we do not successfully develop new products and enhancements in a timely manner, we may lose market acceptance of our products and be unable to compete effectively with new competitive products, which could harm our business.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS AND PROSPECTS COULD BE SERIOUSLY HARMED.

     Any significant growth of our business would place a significant strain on our planning and management capabilities. To manage our growth of operations and personnel, we would need to:

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

A NUMBER OF SHARES ARE OR WILL BE ELIGIBLE FOR FUTURE SALE WHICH MAY DEPRESS OUR STOCK PRICE.

     Sales of substantial amounts of our Common Stock in the public market or the perception that a large number of shares are available for sale, could cause the market price of our Common Stock to decline. Certain holders of our Common Stock and warrants exercisable for shares of Common Stock have rights, subject to some conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our Common Stock to decline. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our Common Stock.

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

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN THE DELISTING OF OUR COMMON STOCK.

     Our Common Stock is listed for quotation on the Nasdaq National Market System. In order to remain listed on this market, we must, among other things, continue to satisfy quantitative maintenance criteria set forth in the Nasdaq marketplace rules. These criteria include minimum thresholds for net tangible assets of $4,000,000, public float of 750,000 shares, market value of public float of $5,000,000 and minimum bid price of $1.00. On June 11, 2001, Nasdaq advised us that the minimum bid price of our Common Stock had been less than $1.00 for more than 30 consecutive trading days and that we would be provided 90 calendar days to regain compliance with the minimum bid price criteria. If our stock does not trade above $1.00 for at least ten consecutive business days within this 90 day period, Nasdaq advised us that it will provide us with written notification that our Common Stock will be delisted from the Nasdaq National Market System. In addition, if we are unable to continue to meet other Nasdaq listing standards for any other reason, our Common Stock could be also be delisted. If our Common Stock were delisted, the liquidity of our Common Stock would be adversely affected. Delisting could make trading our shares more difficult for investors, increase trading spreads and adversely affect investors' perception of us and our prospects, any of which could lead to declines in our share price. It could also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue sky laws to sell equity if our Common Stock were delisted. We are aware of the Nasdaq listing requirements and are exploring options to help us stay in compliance. However, we cannot be assured that these efforts will be successful.

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE WHICH MAY NOT BE AVAILABLE TO
US.

     We may need to raise additional funds through public or private debt or equity financing. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

ITEM 2. PROPERTIES

     Our headquarters consist of approximately 40,000 square feet of space leased through December 31, 2003, located in Sunnyvale, California. Our products are primarily manufactured at our contract manufacturers' facilities located in San Jose, California and Calgary, Alberta, Canada. Our primary research and development operations are located at our headquarters in Sunnyvale, California. In addition, we lease suites for our direct sales force in the United States, Canada and the United Kingdom. We believe these facilities will be adequate to meet our requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

     Our Common Stock began trading on the Nasdaq National Market on August 9, 2000 under the symbol "RPTR." The following table sets forth the high and low sale prices reported on the Nasdaq National Market for the periods indicated. The market price of our Common Stock has been volatile. See "Risks That Could Affect Future Results."

              FISCAL YEAR ENDED MARCH 30, 2001                 HIGH      LOW
              --------------------------------                ------    -----
Second quarter ended September 29, 2000 (from August 9,
  2000).....................................................  $19.69    $9.00
Third quarter ended December 29, 2000.......................  $11.75    $1.70
Fourth quarter ended March 30, 2001.........................  $ 3.38    $0.94

STOCKHOLDERS

     As of June 26, 2001, there were approximately 188 record holders of our Common Stock. Because many shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

DIVIDENDS

     We have never paid or declared any dividends on our Common Stock. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying or declaring any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On July 11, 2000, we issued $5.1 million of Series EE convertible subordinated debentures convertible into shares of Series EE convertible preferred stock at the lesser of $8.00 per share, or the offering price of our initial public offering of our Common Stock, and warrants to purchase the number of shares of our Series EE convertible preferred stock equal to $1,020,000 divided by the conversion price, at an exercise price of $8.00 per share. The Series EE convertible subordinated debentures were convertible into Series EE convertible preferred stock at any time prior to the maturity date at the option of the holder. In addition, we had the right to convert the debentures into fully paid and non-assessable shares of Series EE convertible preferred stock in the event that we completed a qualified public offering, at which time Series EE convertible preferred stock would automatically convert into Common Stock. The Series EE convertible subordinated debentures bore interest at an annual rate of 8.0%, payable quarterly, and had a maturity date of November 25, 2003. These Series EE convertible subordinated debentures were converted into Common Stock upon the closing of our initial public offering on August 14, 2000, at which time the warrants became exercisable for Common Stock at an exercise price of $8.00 per share. The warrants expire on July 11, 2005. The issuance of the debentures and warrants was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as (i) the financing was limited to three "qualified institutional buyers" as such term is defined under Rule 144A of the Securities Act and three institutional "accredited investors" as such term is defined under Rule 501 of Regulation D, and (ii) each of the six investors was an existing investor in the Company prior to the financing. The Common Stock issued upon conversion of the debentures was not registered under the Securities Act in reliance on Section 3(a)(9) of the Securities Act, as such Common Stock was exchanged by us with our existing security holders exclusively and no remuneration was paid for soliciting such exchange.

     From April 1, 2000 to September 6, 2000, we granted options to purchase 856,850 shares of Common Stock under our 2000 Equity Incentive Plan to our employees and directors at a weighted average exercise price of $8.55 per share, and issued 101,185 shares of Common Stock to employees and directors pursuant to exercises of stock options under our 1990 Incentive Stock Plan at a weighted average exercise price of $0.61 per share for an aggregate of $61,260 in cash. These options and shares were not registered under the Securities Act in reliance on Rule 701 thereunder, as they were issued pursuant to compensatory benefit plans and contracts relating to compensation.

     During the fiscal year ended March 30, 2001, we issued an aggregate of 70,997 shares of Common Stock pursuant to the exercise of warrants for $133,214 in cash and an aggregate of 766,800 shares of Common Stock pursuant to the net exercise of warrants in which we did not receive any cash proceeds. The shares issued upon net exercise of warrants were not registered under the Securities Act in reliance on Section 3(a)(9) of the Securities Act, as such shares were exchanged by us with our existing security holders exclusively and no remuneration was paid for soliciting such exchange. The issuance of the shares issued upon cash exercise of warrants was not registered under the Securities Act in reliance on the exemption provided by Section 4(2) thereunder for transactions by an issuer not involving a public offering.

USE OF PROCEEDS

     On August 8, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-31266) relating to the initial public offering of our Common Stock.

     The net offering proceeds to us from our initial public offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $42.3 million. These proceeds were invested in high-quality short-term investments. Of these proceeds, approximately $1.4 million has been used to purchase equipment and a portion has been used for expansion of sales, marketing and future development of our products and for general corporate purposes, including working capital. We intend to use the remaining proceeds to support our operations, to provide working capital and to repay notes payable of approximately $2.7 million.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the related notes found elsewhere in this report. The consolidated statement of operations data for the fiscal years ended March 26, 1999, March 31, 2000 and March 30, 2001 and the consolidated balance sheet data as of March 31, 2000 and March 30, 2001 are derived from the audited consolidated financial statements of Repeater Technologies, Inc. included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated balance sheet data as of March 31, 1997 are derived from unaudited consolidated financial statements not included in this report. The consolidated statement of operations data for the years ended March 31, 1997 and March 27, 1998 and the consolidated balance sheet data as of March 27, 1998 and March 26, 1999 have been derived from audited consolidated financial statements not included in this report. Our fiscal year ends on the last Friday in March.

                                                                YEARS ENDED
                                       -------------------------------------------------------------
                                       MARCH 31,    MARCH 27,    MARCH 26,    MARCH 31,    MARCH 30,
                                         1997         1998         1999         2000         2001
                                       ---------    ---------    ---------    ---------    ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net revenues.........................   $10,581     $  7,770     $  9,612     $ 16,953     $ 21,990
Cost of revenues.....................     9,355        8,807        8,883       12,145       20,664
                                        -------     --------     --------     --------     --------
Gross profit (loss)..................     1,226       (1,037)         729        4,808        1,326
                                        -------     --------     --------     --------     --------
Operating expenses:
  Research and development...........     3,135        6,214        4,258        7,349        8,175
  Sales and marketing................     2,829        3,936        4,514        7,075        9,112
  General and administrative.........     1,199        1,520        2,227        2,997        4,821
  In-process research and
     development.....................        --           --           --          885           --
                                        -------     --------     --------     --------     --------
          Total operating expenses...     7,163       11,670       10,999       18,306       22,108
                                        -------     --------     --------     --------     --------
Loss from operations.................    (5,937)     (12,707)     (10,270)     (13,498)     (20,782)
Other income (expense), net..........       (36)          79         (300)      (1,542)      (2,865)
                                        -------     --------     --------     --------     --------
Net loss.............................   $(5,973)    $(12,628)    $(10,570)    $(15,040)    $(23,647)
                                        =======     ========     ========     ========     ========
Net loss per common share -- basic
  and diluted........................   $ (3.16)    $  (5.31)    $  (4.47)    $  (6.00)    $  (1.53)
                                        =======     ========     ========     ========     ========
Shares used in net loss per common
  share calculation -- basic and
  diluted............................     1,893        2,376        2,367        2,508       15,495
                                        =======     ========     ========     ========     ========

                                                                    AS OF
                                        -------------------------------------------------------------
                                        MARCH 31,    MARCH 27,    MARCH 26,    MARCH 31,    MARCH 30,
                                          1997         1998         1999         2000         2001
                                        ---------    ---------    ---------    ---------    ---------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.............   $ 4,966      $ 8,102      $10,358     $  4,823      $26,084
Working capital.......................     5,712        7,356       11,579        4,641       26,196
Total assets..........................    12,242       13,787       17,202       16,217       42,886
Long-term obligations.................       323          665          501        3,585          141
Convertible subordinated debentures...        --           --       15,000       15,000           --
Total stockholders' equity
  (deficit)...........................     7,014        8,639       (1,643)     (11,604)      29,872

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with "Selected Financial Data" and our consolidated financial statements and notes included elsewhere in this report. References to years ended or years ending refer to our fiscal year.

OVERVIEW

     We develop, market and sell wireless network equipment primarily for CDMA-based wireless communications networks. We provide cost-effective, high-quality products for use in suburban and rural areas, urban areas and inside office buildings and other coverage-limited structures. Our products have been deployed with over 70 CDMA wireless service providers in more than ten countries. International sales accounted for approximately 41.8%, 40.7% and 32.0% of net revenues for the years ended March 26, 1999, March 31, 2000 and March 30, 2001, respectively.

     From our inception in 1983 through our year ended March 31, 1996, we were primarily focused on providing microwave frequency repeaters for long-distance telecommunications applications and cellular repeaters for non-CDMA-based wireless communications applications.

     Beginning in our year ended March 31, 1997, we changed our strategic focus and re-directed our resources to the development and marketing of repeaters for wireless networks based on the CDMA digital standard. This wireless standard offered us the opportunity to develop a new type of repeater, which we call our Network Repeater, that in conjunction with CDMA base stations, enables wireless service providers to deploy or extend CDMA wireless networks in non-urban areas at a significantly reduced cost. CDMA technology is not as widely deployed, and the customer base for CDMA-based products is not as broad, as compared to other digital standards. Our Network Repeaters, along with the associated network management system, are designed specifically to operate as an integrated network element within a CDMA wireless network, extending the coverage area of a CDMA base station without compromising the quality of the wireless service. We have licensed a portion of the technology for our CDMA-based repeaters from one of our former executives. Our ability to continue to deploy our existing products and to develop new products depends significantly upon this license. We shipped our first Network Repeaters for CDMA wireless networks in May 1997. We have deployed over 1,900 Network Repeaters with over 70 wireless service providers and 34 RepeaterHybrid Networks with 20 wireless service providers.

     During the year ended March 31, 2000, we completed our transition from manufacturing our products ourselves to having third parties manufacture our products for us. We believe that by contracting with third-party manufacturers, we may benefit from their greater buying power and obtain more favorable component pricing and also benefit from lower overhead costs. We also believe that third-party manufacturers can better accommodate changes in volumes, allowing for a more rapid increase in manufacturing capacity than we could accomplish on our own. While we expect to realize significant cost savings from outsourcing our manufacturing, we will also face significant risks. These risks include reduced ability to control the manufacturing and production quality processes, the risk that we may be unable to procure products because our competitors have entered into exclusive relationships with key suppliers, the risk associated with a requirement to commit to minimum purchases, increased risk of excess inventory due to customer demand uncertainties and a dependence on a small number of suppliers.

     In November 1999, we acquired substantially all of the assets and assumed substantially all of the liabilities of The Gwydion Company LLC for a combination of $0.8 million in cash and 573,334 shares of our Common Stock. We accounted for this transaction using the purchase method of accounting. The shares we issued were to be held in escrow for up to 18 months until certain performance criteria were met. This contingent consideration has been accounted for as a compensatory arrangement. As part of this acquisition, we acquired Gwydion's distributed antenna system project which was designed to provide in-building coverage via a fiber optic distribution system. At the time of the acquisition, this project was estimated to be 75% complete; however, significant portions of the more complex development tasks remained incomplete.

     Due to the delays in completing the distributed antenna system project and the incurred and estimated costs associated with this project we decided to terminate this project during the quarter ended March 30, 2001. In April 2001, we sold substantially all of our assets in relation to this project for approximately $1.0 million in cash. We will record a gain on sale of approximately $0.5 million in the quarter ending June 29, 2001.

     In May 2001, we filed an escrow claim with Gwydion and the escrow agent to assert our right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration. Gwydion has disputed our claim. If an agreement cannot be reached between the two parties, the matter may proceed to arbitration. The outcome of such arbitration cannot be reliably predicted at this time.

     Since our inception, we have used stock option programs for employees as compensation to attract strong business and technical talent. Stock-based compensation consists of the difference between the deemed fair market value of stock options and the exercise price of these grants. This difference is being amortized on an accelerated basis over the vesting period of the grants, generally four years. For the years ended March 31, 2000 and March 30, 2001, we recorded $2.5 million and $2.3 million, respectively, of stock-based compensation expense in connection with options granted to employees and consultants.

     Net Revenues. Our net revenues are derived primarily from products based on the CDMA standard, including our Network Repeaters. In addition, we sell complementary equipment for these products, including battery back-up systems, antennas and network management software. We also provide training, installation support, design and implementation services to our customers on a fee-for-service basis.

     Revenues for products and complementary equipment is recognized upon shipment or delivery to the customer, depending upon the terms of the sale, where there is a purchase order or a sales agreement and collectibility of the resulting receivable is probable. Where a purchase order or a sales agreement contains a customer acceptance clause, we defer any recognition of revenue until the acceptance criteria have been met. Revenues for training, installation support, design and implementation services are recognized when these services are performed. When warranty and post-contract customer support obligations exist beyond one year, the related revenue is deferred and is recognized ratably over the term of the arrangement. As noted in our comparative results discussion, our customer base has been and may continue to be concentrated with a small number of customers. In the past, we have publicly announced purchase agreements with estimated values through November 2002 of approximately $68 million. To date, we have only recognized revenues of $13.5 million under these agreements. These purchase agreements have no required minimum purchase amounts and can be terminated without penalty. Accordingly, any estimates of total value of these contracts are speculative.

     We have experienced downward pressure on our selling prices as a result of our entering into volume sale agreements with some customers and from general competitive pressures. We expect that our selling prices will continue to decline for the foreseeable future. In addition, if we cannot offset declines in selling prices by an increase in the number of units sold, our revenues may decline.

     We have experienced and expect to continue to experience significant fluctuations in our quarterly net revenues as a result of our long and variable sales cycle. Historically, our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue from that lead, has averaged nine to 24 months. The variability and length of our sales cycle is influenced by a number of factors, including:

     - our customers' deployment schedules;

     - our customers' access to financing for the purchase of our products;

     - the need to design networks to incorporate our products;

     - the need to demonstrate our products before purchase;

     - the manufacturing lead times for our products; and

     - our inventory levels for the specific product configuration ordered by our customers.

     If we fail to significantly increase our sales of Network Repeaters and the deployment of RepeaterHybrid Networks or to broaden our customer base, we may fail to generate sufficient revenues to sustain our business.

     Cost of Revenues. Our cost of revenues consists of the costs of the various components used to assemble our products, the third-party charges to assemble and test the products, the overhead cost of the operations departments, inventory valuation allowance, the direct costs of network design services we sell to our customers and the cost of providing customer service, including warranty and repair charges. Our components are currently obtained from a small number of suppliers and contract manufacturers. Several of these suppliers are either single-source or sole-source suppliers, which could limit our ability to achieve lower prices from these suppliers and could lead to delays and interruption in supply.

     Gross Profit. Our gross profit is affected by the level of demand for our products and services, new product introductions by us and our competitors, and from competitive pressures and the costs of the various components and production services provided by our vendors. If we are unable to offset our expected decline in selling prices with lower unit costs, our gross profits may decline. Additionally, as part of volume and other sales agreements, we sell our products at a reduced margin to certain customers. If sales to these customers represent an increased portion of sales in any quarter, we may experience a reduction in our gross margins. Warranty reserve, inventory valuation allowance and similar charges also have a significant effect on gross profit in any one particular year or quarter.

     Operating Expenses. Research and development expenses consist primarily of expenses incurred in the design and development of our products and our proprietary technology. These expenses include the salaries and associated overhead expenditures for our engineers and technicians, materials for the production of prototypes and expenses for various consultants. We expect to incur significant expenses in the development of our next generation of products to serve the emerging high-speed wireless markets.

     Sales and marketing expenses consist primarily of salaries, commissions, consulting fees, trade show expenses, travel expenses, advertising, direct marketing expenses and associated overhead expenses. We intend to increase our expenditures for sales and marketing to enter new markets or to introduce new products and services. We may increase our direct sales and sales support personnel in the U.S. and internationally and our marketing personnel, advertising and other marketing programs.

     General and administrative expenses consist primarily of expenses for finance, corporate management, general office administration, insurance, legal, accounting, amortization of goodwill and other professional fees.

     In connection with the acquisition of Gwydion, we recorded an in-process technology charge of $0.9 million for the year ended March 31, 2000 and we issued 573,334 shares subject to our right of repurchase until certain performance criteria were met. These shares are held in an escrow account and are subject our right of repurchase under certain conditions. We revalue these shares at the end of each reporting period until they vest, therefore the amount recognized in our statement of operations in relation to this contingent consideration will fluctuate as our Common Stock price changes. In connection with this contingent consideration, we recognized a research and development expense of $1.9 million during the year ended March 31, 2000. During the year ended March 30, 2001, we recorded a net credit to research and development expense of $1.4 million under this arrangement. Due to the delays in completing Gwydion's project and the associated costs, we disposed of substantially all of the assets associated with this project in April 2001.

     Stock-based compensation consists of the difference between the deemed fair market value of stock subject to stock options and the exercise price of these options. This difference is being amortized over the vesting period of the options, generally four years. For the years ended March 26, 1999, March 31, 2000 and March 30, 2001, we recorded $0.3 million, $2.5 million and $2.3 million, respectively, of stock-based compensation expense in connection with options granted to employees and consultants. The portion included in operating expenses was $0.3 million, $1.9 million and $1.7 million, respectively.

     Loss from Operations. We have incurred substantial losses since our inception and, as of March 30, 2001, had an accumulated deficit of approximately $79.5 million. We expect to continue to incur substantial operating losses for the fiscal year ending March 29, 2002 and we may never achieve or sustain profitability.

     During our past three fiscal years, we have not achieved profitability on a quarterly or annual basis. Because we need to continue to invest significant financial resources in our sales and marketing efforts and developing our products and new technology, we expect to continue to incur losses at least through the fiscal year ending March 29, 2002. We will need to generate significantly higher revenues in order to support our operating expenses and to achieve and maintain profitability.

     Other income and (expense), net. Other income and (expense), net consists primarily of interest income earned on balances held in our interest bearing accounts, offset by interest expense on the convertible subordinated debentures and promissory notes and non-cash interest expense related to the beneficial conversion feature and fair value of warrants issued in connection with our convertible subordinated debentures.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                          YEARS ENDED
                                             -------------------------------------
                                             MARCH 26,     MARCH 31,     MARCH 30,
                                               1999          2000          2001
                                             ---------    -----------    ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues...............................    100.0%        100.0%        100.0%
Cost of revenues...........................     92.4          71.6          94.0
                                              ------         -----        ------
Gross margin...............................      7.6          28.4           6.0
                                              ------         -----        ------
Operating expenses:
  Research and development.................     44.3          43.4          37.2
  Sales and marketing......................     47.0          41.7          41.4
  General and administrative...............     23.1          17.7          21.9
  In-process research and development......       --           5.2            --
                                              ------         -----        ------
          Total operating expenses.........    114.4         108.0         100.5
                                              ------         -----        ------
Loss from operations.......................   (106.8)        (79.6)        (94.5)
Other income (expense), net................     (3.1)         (9.1)        (13.0)
                                              ------         -----        ------
Net loss...................................   (109.9)%       (88.7)%      (107.5)%
                                              ======         =====        ======

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 30, 2001

     Net Revenues. Net revenues increased $5.0 million, or 29.7%, from $17.0 million for the year ended March 31, 2000 to $22.0 million for the year ended March 30, 2001. This increase was primarily due to increased shipments of our CDMA-based repeaters to new and existing customers. During the year ended March 31, 2000, approximately 69.7% of our net revenues were derived from ten customers with sales to three customers, PrimeCo, Wireless Facilities, Inc. and Clearnet PCS, comprising 13.6%, 12.4% and 10.2%, respectively. During the year ended March 30, 2001, 66.5% of our net revenues were derived from ten customers with sales to UbiquiTel PCS comprising 12.6%. International sales accounted for 40.7% of net revenues during the year ended March 31, 2000 and 32.0% for the year ended March 30, 2001. We are currently in the process of reconfiguring our service organization to focus on potential service opportunities. We expect that international and service revenues will represent a larger percentage of our net revenues in the future. There can be no assurance that this anticipated increase in demand will materialize, or that we will be able to fulfill the demand.

     In the quarter ended December 29, 2000 we began to experience a slow down in the booking of orders from new and existing customers and requested delays in shipment of existing orders. While the reasons for these trends are uncertain, they may be attributable to an overall slowdown in the U.S. economy, reduced or deferred capital expenditures by our customers or difficulty by some customers in obtaining financing. These trends have continued and have adversely affected our net revenues, business, financial conditions and results of operations net revenues. If these trends continue further or accelerate, our net revenues, business, financial conditions and results of operations would continue to be adversely affected.

     We have experienced downward pressure on our selling prices as a result of our entering into volume purchase agreements with some customers and from general competitive pressures. We expect that our selling prices will continue to decline for the foreseeable future. In addition, if we cannot offset declines in selling prices by an increase in the number of units sold, our revenues may decline.

     Cost of Revenues and Gross Margin. Cost of revenues increased $8.5 million, or 70.1%, from $12.1 million for the year ended March 31, 2000 to $20.7 million for the year ended March 30, 2001. Of this increase, $1.7 million was related to warranty expense primarily due to the correction of defects discovered in our products after installation and operation in our customers' networks, $2.0 million was related to inventory valuation allowance primarily due to excess inventory resulting from our inability to decrease our purchases from our contract manufacturers in a timely manner in response to a slowdown in shipments during the latter part of our fiscal year ended March 30, 2001, $0.3 million was related to the physical inventory adjustment and the remainder was primarily due to increased unit sales. The gross profit margin decreased to 6.0% for the year ended March 30, 2001 from 28.4% for the year ended March 31, 2000. Of this 22.4 percentage point decrease in gross profit margin, approximately 9.1 percentage points were due to the increased inventory valuation allowance, 7.7 percentage points were due to increased warranty reserves for certain customers, 1.3 percentage points were due to year-end physical inventory adjustment and the remainder was due to a decrease in direct material margins, as the average sales prices of our products declined. Cost of revenues for the year ended March 30, 2001 included amortization of stock-based compensation of $0.6 million.

     We have not been successful in reducing our product costs and we may experience lower gross margins for at least the first two quarters of the fiscal year ending March 29, 2002 as compared to the comparable period in the prior year.

     Research and Development. Research and development expenses increased $0.8 million, or 11.2%, from $7.3 million for the year ended March 31, 2000 to $8.2 million for the year ended March 30, 2001. This increase was primarily due to additional research and development personnel we hired, an increase in the number of contractors we used for research and development activities, and an increase in product development costs for the in-building products and our Network Repeaters offset primarily by a decrease in amortization of stock-based compensation derived from grants of incentive stock options below the deemed fair market value of $0.3 million and a $1.4 million credit to stock-based compensation attributable to the acquisition of substantially all of the assets of Gwydion. Research and development expenses for the year ended March 30, 2001 included a credit of $0.9 million for amortization of stock-based compensation.

     Sales and Marketing. Sales and marketing expenses increased $2.0 million, or 28.8%, from $7.1 million for the year ended March 31, 2000 to $9.1 million for the year ended March 30, 2001. This increase was primarily attributable to the additional sales personnel we hired to support our international and domestic sales efforts, increased tradeshow and advertising expenses, increased sales commissions and bonuses and increased travel expenses offset by a reduction in the amortization of stock-based compensation of $0.3 million during the year ended March 30, 2001. We hired seven additional sales employees during the year ended March 30, 2001. Sales and marketing expenses for the year ended March 30, 2001 included amortization of stock-based compensation of $0.2 million.

     General and Administrative. General and administrative expenses increased $1.8 million, or 61.0%, from $3.0 million for the year ended March 31, 2000 to $4.8 million for the year ended March 30, 2001. Of this increase, $0.5 million was due to the increase in amortization of stock-based compensation, $0.6 million was due to expenses related to costs associated with being a public company such as legal and accounting and directors and officers insurance, and the balance was due to increased payroll costs attributable to increased headcount. General and administrative expenses for the year ended March 30, 2001 included amortization of stock-based compensation of $1.0 million.

     In-Process Research and Development. In-process research and development expense was $0.9 million for the year ended March 31, 2000, which related to the acquisition of all of the assets of The Gwydion Company LLC.

     Other Income (Expense). Other income was $0.4 million and $0.5 million for the years ended March 31, 2000 and March 30, 2001, respectively. Other expense, which consists primarily of interest expense, increased $1.5 million from $1.9 million for the year ended March 31, 2000 to $3.4 million for the year ended March 30, 2001. This increase was primarily attributable to the beneficial conversion feature of $1.1 million associated with the Series EE convertible subordinated debentures and fair value of the warrants of $0.5 million issued in connection with the Series EE convertible subordinated debentures.

YEAR ENDED MARCH 26, 1999 COMPARED TO YEAR ENDED MARCH 31, 2000

     Net Revenues. Net revenues increased $7.3 million, or 76.4%, from $9.6 million for the year ended March 26, 1999 to $16.9 million for the year ended March 31, 2000. This increase was primarily due to increased shipments of our CDMA-based repeaters to new and existing customers. During the year ended March 31, 2000, approximately 69.7% of our net revenues were derived from ten customers with sales to three customers, PrimeCo, Wireless Facilities, Inc. and Clearnet PCS, comprising 13.6%, 12.4% and 10.2%, respectively. During the year ended March 26, 1999, 50.0% of our net revenues were derived from ten customers. International sales accounted for 40.7% of net revenues during the year ended March 31, 2000 and 41.8% for the year ended March 26, 1999.

     Cost of Revenues and Gross Margin. Cost of revenues increased $3.2 million, or 36.7%, from $8.9 million for the year ended March 26, 1999 to $12.1 million for the year ended March 31, 2000. Of this increase, $0.5 million was attributable to stock-based compensation and the remainder was primarily due to increased unit sales. The gross profit margin improved to 28.4% for the year ended March 31, 2000 from 7.6% for the year ended March 26, 1999. Of this 20.8 percentage point improvement in gross profit margin, approximately one-sixth or
3.5 percentage points were was attributable to the outsourcing of product manufacturing during the period and the remainder to overhead costs being spread over a larger revenue base associated with the increase in net revenues.

     Research and Development. Research and development expenses increased $3.1 million, or 72.6%, from $4.3 million for the year ended March 26, 1999 to $7.3 million for the year ended March 31, 2000. This increase was primarily due to the amortization of $0.8 million of stock-based compensation derived from grants of incentive stock options below the deemed fair market value and from the amortization of $1.9 million of stock-based compensation attributable to the acquisition of substantially all of the assets of Gwydion.

     Sales and Marketing. Sales and marketing expenses increased $2.6 million, or 56.7%, from $4.5 million for the year ended March 26, 1999 to $7.1 million for the year ended March 31, 2000. This increase was primarily attributable to the additional sales personnel we hired to support our international and domestic sales efforts and the amortization of $0.5 million of stock-based compensation during the year ended March 31, 2000. We hired three additional sales employees during the year ended March 31, 2000.

     General and Administrative. General and administrative expenses increased $0.8 million, or 34.6%, from $2.2 million for the year ended March 26, 1999 to $3.0 million for the year ended March 31, 2000. Of this increase $0.3 million was due to expenses related to year 2000 compliance and the balance was due to the amortization of stock-based compensation.

     In-Process Research and Development. In-process research and development expense was $0.9 million for the year ended March 31, 2000, which related to the acquisition of all of the assets of The Gwydion Company LLC.

     Other Income (Expense). Other income was $0.3 million and $0.4 million for the years ended March 26, 1999 and March 31, 2000, respectively. Other expenses increased $1.3 million from $0.6 million for the year ended March 26, 1999 to $1.9 million for the year ended March 31, 2000. This increase was primarily attributable to the increased level of borrowings during the year ended March 31, 2000, including $15.0 million of Series DD convertible subordinated debentures and $5.0 million of notes payable.

LIQUIDITY AND CAPITAL RESOURCES

     At March 30, 2001, we had $26.1 million in cash and cash equivalents. Cash used in operating activities for the year ended March 30, 2001 was $21.3 million, as compared to $8.1 million for the year ended March 31, 2000. The significant use of cash in operating activities during the year ended March 30, 2001 resulted from our net losses of $23.6 million, an increase in inventories of $7.3 million, offset by a decrease in accounts receivable of $0.8 million, non-cash depreciation and amortization expenses of $1.8 million, inventory valuation allowance of $2.4 million, non-cash expenses of $0.9 million for amortization of stock-based compensation, non-cash interest expense of $1.6 million and an increase in other accrued liabilities of $1.2 million and deferred revenue of $0.7 million. We plan to adjust our operating expenses to reflect our anticipated business volume.

     Cash used for investing activities for the year ended March 30, 2001 was $3.8 million, as compared to $1.7 million for the year ended March 31, 2000. Capital expenditures of $2.6 million were primarily investments in computerized test equipment to test our products and additional computer equipment to support our business. Although we had no material commitments for capital expenditures as of March 30, 2001, we anticipate significant capital expenditures during the next twelve months.

     Net cash provided from financing activities was $46.3 million for the year ended March 30, 2001, as compared to $4.2 million for the year ended March 31, 2000. For the year ended March 30, 2001, $5.1 million was attributable to the issuance of Series EE convertible subordinated debentures in July 2000, $43.3 million was attributable to the sale of Common Stock in our initial public offering completed in August 2000, and $0.2 million was attributable to the exercise of stock options and warrants, offset by payments against long-term liabilities of $2.3 million.

     On July 11, 2000, we issued $5.1 million of Series EE convertible subordinated debentures convertible into shares of Series EE convertible preferred stock at the lesser of $8.00 per share, or the offering price of our initial public offering of our Common Stock, and warrants to purchase the number of shares of our Series EE convertible preferred stock equal to $1,020,000 divided by the conversion price, at an exercise price of $8.00 per share. The Series EE convertible subordinated debentures were convertible into Series EE convertible preferred stock at any time prior to the maturity date at the option of the holder. In addition, we had the right to convert the debentures into fully paid and non-assessable shares of Series EE convertible preferred stock in the event that we completed a qualified public offering, at which time Series EE convertible preferred stock would automatically convert into Common Stock. The Series EE convertible subordinated debentures bore interest at an annual rate of 8.0%, payable quarterly, and had a maturity date of November 25, 2003. These Series EE convertible subordinated debentures were converted into Common Stock upon the closing of our initial public offering on August 14, 2000, at which time the warrants became exercisable for Common Stock at an exercise price of $8.00 per share. The warrants expire on July 11, 2005. The beneficial conversion feature of $1.1 million associated with the Series EE convertible subordinated debentures was recorded as interest expense in our quarter ending September 29, 2000. The fair value of the warrants of $0.5 million was recorded as debt discount in our quarter ending September 29, 2000 and was amortized over the life of the Series EE convertible subordinated debentures.

     In August 2000, we completed the initial public offering of our Common Stock pursuant to our Registration Statement on Form S-1 (No. 333-31266) as filed with the Securities and Exchange Commission on February 28, 2000, as amended, and sold 5,462,500 shares of our Common Stock to the public, including 712,500 shares issued pursuant to the underwriters' over-allotment option, at $9.00 per share. The aggregate gross proceeds from the sale were approximately $49.1 million. In connection with our initial public offering, we paid $3.4 million in underwriters' discounts and $3.4 million in other costs, $1.1 million of which was incurred in the prior fiscal year. The costs associated with this offering include the Nasdaq National Market listing fee and printing and engraving, legal, accounting, travel and other related expenses. Net proceeds from the offering were approximately $42.3 million and were invested in high quality short-term investments. U.S. Bancorp Piper Jaffray and Bank of America Securities LLC were the managing underwriters of the initial public offering of our Common Stock.

     On June 25, 2001, a lender notified us of the violation of certain covenants contained in our loan and security agreement due to the sale of substantially all of the assets related to the Gwydion project. As a result, the lender has declared approximately $2.7 million due and payable on July 2, 2001 in accordance with the terms of the agreement.

     We believe that our available cash reserves will be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures for fiscal year 2002. We currently intend to adjust our sales, marketing, engineering, service and support, manufacturing and administrative expenses to reflect our anticipated business volume. We may also invest in complementary products, license other technology or make acquisitions. Thereafter, we may need additional funds for more rapid expansion of our business, unexpected expenditures or operating losses, responding to competitive pressures, developing new products and enhancements to our current products, or acquiring technologies or businesses. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our Common Stock. If we raise additional funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of holders of our Common Stock, and the terms of these debt securities could impose restrictions on our operations. Additional financing may not be available when needed, on favorable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging
Activities -- an amendment of FASB Statement No. 133." SFAS 133, SFAS 137 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, SFAS 137 and SFAS 138 are effective for fiscal years beginning after June 15, 2000. We currently have no derivative instruments and, therefore, do not expect the adoption of SFAS 133, SFAS 137 and SFAS 138 to have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     We believe we do not have any significant exposures to quantitative and qualitative market risks. For the year ended March 30, 2001, we did not have any derivative financial instruments or any derivative commodity instruments. Our financial instruments include trade accounts receivable, trade accounts payable, convertible subordinated debentures and a term note. Our accounts receivable and accounts payable are relatively short term in duration and, as a consequence, are not exposed to significant interest rate changes and consequent fair value adjustments. Our cash equivalents are invested in interest-bearing accounts, generally money market accounts of less than seven days' average maturity, and as a result are not subject to significant valuation adjustments due to interest rate changes. We also have a term loan, which bears interest at a fixed rate. As a result, the payments due under the term loan are not subject to adjustment due to interest rate changes. Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenues. Most of our international sales are in U.S. dollars and, therefore, are not subject to foreign currency exchange rate risk. At March 30, 2001, approximately 3.2% of our ending accounts receivable were denominated in a foreign currency and as a result, we were subject to foreign currency exchange risk on this amount. In addition, expenses of our international operations are denominated in each country's local currency and are subject to foreign currency exchange risk. Expenses in our international operations primarily consist of payroll-related costs and have not been significant. Through March 30, 2001, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          REPEATER TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................    29
Consolidated Balance Sheets.................................    30
Consolidated Statements of Operations.......................    31
Consolidated Statement of Stockholders' Equity (Deficit)....    32
Consolidated Statements of Cash Flows.......................    33
Notes to Consolidated Financial Statements..................    34

                          INDEX TO SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Selected Quarterly Financial Data (Unaudited) for the two
  years ended March 30, 2001................................    49

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Repeater Technologies, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Repeater Technologies, Inc. and its subsidiary at March 31, 2000 and March 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 14, 2001, except for Note 11, for
which the date is June 25, 2001

                          REPEATER TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              MARCH 31,    MARCH 30,
                                                                2000         2001
                                                              ---------    ---------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,823     $ 26,084
  Accounts receivable, net of allowance for doubtful
     accounts of $255 and $294 at March 31, 2000 and March
     30, 2001, respectively.................................     4,383        3,584
  Inventories, net..........................................     3,052        7,960
  Other current assets......................................     1,280          541
                                                              --------     --------
          Total current assets..............................    13,538       38,169
Service parts, net..........................................       330          890
Property and equipment, net.................................     2,168        3,710
Other assets................................................       181          117
                                                              --------     --------
          Total assets......................................  $ 16,217     $ 42,886
                                                              ========     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................     4,291        4,406
  Accrued compensation......................................       574          831
  Other accrued liabilities.................................     1,019        2,200
  Deferred revenue..........................................     1,363        1,500
  Current portion of notes payable..........................     1,232        2,641
  Current portion of capital lease obligations..............       418          395
                                                              --------     --------
          Total current liabilities.........................     8,897       11,973
Deferred revenue, net of current portion....................       339          900
Notes payable, net of current portion.......................     3,078           --
Capital lease obligations, net of current portion...........       507          141
Convertible subordinated debentures.........................    15,000           --
                                                              --------     --------
          Total liabilities.................................    27,821       13,014
                                                              --------     --------
Commitments and contingencies (Note 3)
Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value; 14,210,077
     and 5,000,000 shares authorized at March 31, 2000 and
     March 30, 2001 respectively; 9,874,691, issued and
     outstanding at March 31, 2000; none issued and
     outstanding at March 30, 2001..........................        10           --
  Common Stock, $0.001 par value; 30,000,000 and 70,000,000
     shares authorized at March 31, 2000 and March 30, 2001
     respectively; 3,316,309 and 23,215,021 shares issued
     and outstanding at March 31, 2000 and March 30, 2001,
     respectively...........................................         3           23
  Additional paid in capital................................    54,555      111,339
  Unearned stock-based compensation.........................   (10,297)      (1,968)
  Accumulated deficit.......................................   (55,875)     (79,522)
                                                              --------     --------
          Total stockholders' equity (deficit)..............   (11,604)      29,872
                                                              --------     --------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 16,217     $ 42,886
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEARS ENDED
                                                             -----------------------------------
                                                             MARCH 26,    MARCH 31,    MARCH 30,
                                                               1999         2000         2001
                                                             ---------    ---------    ---------
Net revenues...............................................  $  9,612     $ 16,953     $ 21,990
Cost of revenues...........................................     8,883       12,145       20,664
                                                             --------     --------     --------
Gross profit...............................................       729        4,808        1,326
                                                             --------     --------     --------
Operating expenses:
  Research and development.................................     4,258        7,349        8,175
  Sales and marketing......................................     4,514        7,075        9,112
  General and administrative...............................     2,227        2,997        4,821
  In-process research and development......................        --          885           --
                                                             --------     --------     --------
          Total operating expenses.........................    10,999       18,306       22,108
                                                             --------     --------     --------
Loss from operations.......................................   (10,270)     (13,498)     (20,782)
Other income (expense), net................................      (300)      (1,542)      (2,865)
                                                             --------     --------     --------
Net loss...................................................  $(10,570)    $(15,040)    $(23,647)
                                                             ========     ========     ========
Net loss per common share -- basic and diluted.............  $  (4.47)    $  (6.00)    $  (1.53)
                                                             ========     ========     ========
Shares used in net loss per common share
  calculation -- basic and diluted.........................     2,367        2,508       15,495
                                                             ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE YEARS ENDED MARCH 26, 1999, MARCH 31, 2000 AND MARCH 30, 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  CONVERTIBLE                                                                           TOTAL
                                PREFERRED STOCK        COMMON STOCK       ADDITIONAL     UNEARNED                   STOCKHOLDERS'
                              -------------------   -------------------    PAID-IN     STOCK-BASED    ACCUMULATED      EQUITY
                                SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION     DEFICIT       (DEFICIT)
                              ----------   ------   ----------   ------   ----------   ------------   -----------   -------------
Balances at March 27,
  1998......................   9,874,691     10      2,404,058      2        38,892            --       (30,265)         8,639
Exercise of stock options...          --     --          2,430     --             1            --            --              1
Issuance of Common Stock
  under license Agreement...          --     --            575     --             1            --            --              1
Unearned stock-based
  compensation..............          --     --             --     --         1,041        (1,041)           --             --
Amortization of unearned
  stock-based
  Compensation..............          --     --             --     --            --           286            --            286
Net loss....................          --     --                    --            --            --       (10,570)       (10,570)
                              ----------    ---     ----------    ---      --------      --------      --------       --------
Balances at March 26,
  1999......................   9,874,691     10      2,407,063      2        39,935          (755)      (40,835)        (1,643)
Exercise of stock options,
  net of repurchases........          --     --        334,102     --           109            --            --            109
Issuance of Common Stock for
  acquisition...............          --     --        573,334      1         6,879        (6,880)           --             --
Issuance of Common Stock
  under license Agreement...          --     --          1,810     --             7            --            --              7
Issuance of warrants in
  connection with line of
  credit....................          --     --             --     --           542            --            --            542
Unearned stock-based
  compensation..............          --     --             --     --         7,083        (7,083)           --             --
Amortization of unearned
  stock-based
  Compensation..............          --     --             --     --            --         4,421            --          4,421
Net loss....................          --     --             --     --            --            --       (15,040)       (15,040)
                              ----------    ---     ----------    ---      --------      --------      --------       --------
Balances at March 31,
  2000......................   9,874,691     10      3,316,309      3        54,555       (10,297)      (55,875)       (11,604)
Exercise of stock options,
  net of repurchases........          --     --        106,970     --            69            --            --             69
Exercise of warrants........          --     --        846,451      1           133            --            --            134
Unearned stock-based
  compensation..............          --     --             --     --        (7,400)        7,400            --             --
Amortization of unearned
  stock-based
  Compensation..............          --     --             --     --            --           929            --            929
Conversion of Series AA, BB,
  and CC convertible
  preferred stock into
  Common Stock..............  (9,874,691)   (10)    10,116,319     10            --            --            --             --
Conversion of Series DD and
  EE convertible
  subordinated debentures
  into Common Stock.........          --     --      3,364,772      3        20,047            --            --         20,050
Issuance of warrants and
  beneficial conversion
  feature in relation to
  Series EE convertible
  subordinated debentures...          --     --             --     --         1,636            --            --          1,636
Issuance of Common Stock in
  relation to initial public
  offering net of issuance
  costs.....................          --     --      5,462,500      6        42,279            --            --         42,285
Issuance of Common Stock
  under license agreement...          --     --          1,700     --            20            --            --             20
Net loss....................          --     --             --     --            --            --       (23,647)       (23,647)
                              ----------    ---     ----------    ---      --------      --------      --------       --------
Balances at March 30,
  2001......................          --     --     23,215,021    $23      $111,339      $ (1,968)     $(79,522)      $ 29,872
                              ==========    ===     ==========    ===      ========      ========      ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEARS ENDED
                                                              -----------------------------------
                                                              MARCH 26,    MARCH 31,    MARCH 30,
                                                                1999         2000         2001
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(10,570)    $(15,040)    $(23,647)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       929        1,053        1,773
  Provision for losses on accounts receivable...............       713           97           38
  Provision for writedowns on inventories...................       565          339        2,358
  Issuance of equity instruments under license agreement....         1            7           20
  Amortization of unearned stock-based compensation.........       286        4,421          929
  Amortization of debt issuance costs.......................        --           16            5
  Amortization of debt discount.............................        --          135          172
  Non cash interest expense.................................        --           --        1,635
  In process research and development.......................        --          885           --
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable.....................................    (2,252)      (2,659)         761
    Inventories.............................................       335         (850)      (7,268)
    Other current assets....................................       (21)      (1,178)        (269)
    Other assets............................................       (76)         (16)         (14)
    Accounts payable........................................      (701)       2,869          115
    Accrued compensation....................................        54           37          258
    Other accrued liabilities...............................       220           84        1,181
    Deferred revenue........................................        --        1,702          698
                                                              --------     --------     --------
         Net cash used in operating activities..............   (10,517)      (8,098)     (21,255)
                                                              --------     --------     --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment........................      (554)        (507)      (2,593)
  Purchase of field service parts...........................      (347)        (397)      (1,206)
  Payment for acquired business.............................        --         (754)          --
                                                              --------     --------     --------
         Net cash used in investing activities..............      (901)      (1,658)      (3,799)
                                                              --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit.........................     1,151           --           --
  Principal payments on bank line of credit.................    (1,386)          --           --
  Proceeds from notes payable...............................        --        5,000           --
  Principal payments on notes payable.......................      (564)        (423)      (1,841)
  Payments on capital lease obligations.....................      (528)        (465)        (439)
  Proceeds from convertible subordinated debentures.........    15,000           --        5,100
  Net proceeds of issuance of Common Stock under initial
    public offering.........................................        --           --       43,293
  Net issuances (repurchase) of Common Stock................         1          109          202
                                                              --------     --------     --------
         Net cash provided by financing activities..........    13,674        4,221       46,315
                                                              --------     --------     --------
Net increase/(decrease) in cash and cash equivalents........     2,256       (5,535)      21,261
Cash and cash equivalents at beginning of the year..........     8,102       10,358        4,823
                                                              --------     --------     --------
Cash and cash equivalents at end of the year................  $ 10,358     $  4,823     $ 26,084
                                                              ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    579     $  1,782     $  1,137
  Taxes paid................................................  $      1     $      2     $      1
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Equipment purchased under capital lease obligations.......  $    465     $    579     $     49
  Issuance of shares for acquired business..................  $     --     $  6,880     $     --
  Issuance of warrants with notes payable...................  $     --     $    542     $     --
  Conversion of convertible subordinated debentures into
    Common Stock............................................  $     --     $     --     $ 20,050
  Conversion of convertible preferred stock into Common
    Stock...................................................  $     --     $     --     $ 29,416

  The accompanying notes are an integral part of these consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Organization

     Repeater Technologies, Inc. (the "Company"), formerly Peninsula Wireless Communications, was formed in October 1983. The Company's name was changed to Repeater Technologies, Inc. in January 1997. The Company's principal activity is the development, marketing and selling of products primarily for CDMA-based wireless communications networks. The Company reincorporated into the State of Delaware on May 19, 2000.

  Fiscal year

     The Company ends its fiscal year on the last Friday in March.

  Foreign currency transactions

     The functional currency of the Company's subsidiary in Brazil is the local currency. All monetary assets and liabilities denominated in foreign currencies are remeasured at the balance sheet date exchange rate. Nonmonetary assets are remeasured using historical rates, and revenues and expenses are remeasured at the average exchange rate prevailing during the fiscal year. Translation adjustments resulting from translation of the subsidiary accounts are included accumulated comprehensive income (loss) and have been immaterial. Foreign currency transaction gains and losses are included in the consolidated statements of operations and have not been significant.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Risks and uncertainties

     The Company has a history of operating losses and operates in an industry sector which is subject to significant and rapid shifts in demand and changes in technology. To achieve its long term operating objectives, the Company may require additional financing. Such additional financing, if needed, may not be available when needed, on favorable terms, or at all.

  Concentration of credit risk

     The Company's cash and cash equivalents are maintained at major US financial institutions. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

     The Company's customers are providers of wireless communications services. The Company performs periodic credit evaluations of these customers and generally does not require collateral for its domestic customers. For international customers, the Company requires letters of credit prior to shipment or obtains credit insurance for sales on open accounts. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations.

     As of March 31, 2000 three customers accounted for 18%, 16% and 15% of total receivables, respectively. As of March 30, 2001 two customers accounted for 21% and 16% of total receivables, respectively.

                          REPEATER TECHNOLOGIES, INC.

  Impairment of long-lived assets

     The Company regularly evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to undiscounted estimated cash flows to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset's fair value or discounted estimates of future cash flows.

  Fair value of financial instruments

     The fair value of financial instruments, including accounts receivable and accounts payable, approximate their carrying value due to their relatively short maturities. The fair values of equipment financing notes payable and convertible subordinate debentures were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements and approximate their carrying values.

  Other comprehensive income

     The Company has adopted the provisions of SFAS 130, "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through March 26, 1999 the Company had no items of other comprehensive income. During the years ended March 31, 2000 and March 30, 2001 the cumulative translation adjustment balances in relation to the Company's subsidiary in Brazil were insignificant.

  Segments and enterprise-wide disclosure

     The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one segment, using one measurement of profitability to manage its business. All long-lived assets are maintained in the United States.

     During the year ended March 26, 1999 one customer accounted for 11% of net revenues. During the year ended March 31, 2000 three customers each accounted for 14%, 12% and 10% of net revenues, respectively. During the year ended March 30, 2001 one customer accounted for 13% of net revenues.

     Net revenues through March 30, 2001 have primarily been derived from the sale of outdoor wireless service coverage products. Export sales as a percentage of net revenues are as follows:

                                                  YEARS ENDED
                                      -----------------------------------
                                      MARCH 26,    MARCH 31,    MARCH 30,
                                        1999         2000         2001
                                      ---------    ---------    ---------
Asia................................     16%           3%           2%
South America.......................      5%          16%          12%
Canada..............................     16%          15%           5%
Australia...........................      0%           0%           9%
Other export sales..................      5%           7%           4%
                                         --           --           --
          Total export sales........     42%          41%          32%
                                         ==           ==           ==

  Accounting for stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" ("APB 25") and Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock

                          REPEATER TECHNOLOGIES, INC.

Appreciation Rights and Other Variable Stock Option or Award Plan" ("FIN 28") and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation".

     Under APB 25, compensation expense for grants to employees is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 5.

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force ("EITF") 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

  Cash and cash equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

  Inventories

     Inventories are stated at the lower of cost or market, with cost determined using the FIFO (first-in, first-out) method. Appropriate allowances are made to reduce the value of inventories to net realizable value, where this is below cost. This may occur where the Company determines that inventories may be slow moving or obsolete.

  Service parts

     Parts used for servicing installed equipment and equipment used for replacement are stated at cost and depreciation is computed over the estimated useful life of three years.

  Property and equipment

     Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three to five years, or the lease term. Gains and losses upon asset disposal are taken into income in the year of disposition. Maintenance and repairs are charged to operations as incurred.

  Revenue recognition

     The Company's revenue is derived primarily from the sale of Repeater hardware products and accessories. Revenue is recognized upon shipment or delivery to the customer, depending upon the terms of the sale, where there is a purchase order or a sales agreement and collectibility of the resulting receivable is reasonably assured. Where a purchase order or a sales agreement contains a customer acceptance clause, the Company defers revenue until the acceptance criteria have been met.

                          REPEATER TECHNOLOGIES, INC.

     Revenues from services, including network design, training and installation support, are recognized when services are performed.

     Revenues from Network Management Systems software are recognized in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended, upon completion of installation, provided that no significant vendor obligations remain and collectibility is reasonably assured. To date, revenue from software products has been immaterial.

     At the time of sale, the Company provides for the estimated cost of meeting product warranty and hot-line technical support. When warranty and post contract customer support obligations exist beyond one year, the related revenue is deferred and recognized ratably over the term of the arrangement.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted the provisions of SAB 101 for all periods presented.

  Research and development expenses

     Research and development costs are expensed as incurred.

  Income taxes

     The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such loss carryforwards and deferred tax assets will not be realized.

  Principles of consolidation

     In April 1999, the Company incorporated Repeater Technologies-America do Sul S/C LTDA, a majority-owned subsidiary in Brazil. Repeater
Technologies-America do Sul's principal activity is sales and sales support for the Brazilian market.

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

     The consolidated financial statements include the accounts of Repeater Technologies-America do Sul S/C LTDA up to March 15, 2001 at which time the Company closed its subsidiary in Brazil.

  Net loss per common share

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible subordinated debentures and convertible preferred stock. Options, warrants, convertible subordinated debentures and convertible preferred stock were not included in the computation of diluted net loss per share for the years ended March 26, 1999, March 31, 2000 and March 30, 2001 because the effect would be antidilutive.

                          REPEATER TECHNOLOGIES, INC.

A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net loss per share follows (in thousands, except per share data):

                                                         YEARS ENDED
                                             -----------------------------------
                                             MARCH 26,    MARCH 31,    MARCH 30,
                                               1999         2000         2001
                                             ---------    ---------    ---------
Numerator:
  Net loss.................................  $(10,570)    $(15,040)    $(23,647)
                                             ========     ========     ========
Denominator:
  Weighted average common shares
     outstanding...........................     2,405        2,776       16,118
  Weighted average unvested common shares
     subject to Repurchase.................       (38)        (268)        (623)
                                             --------     --------     --------
Denominator for basic and diluted
  calculation..............................     2,367        2,508       15,495
                                             ========     ========     ========
Net loss per common share-basic and
  diluted..................................  $  (4.47)    $  (6.00)    $  (1.53)
                                             ========     ========     ========

  Antidilutive securities

     The following potential Common Stock have not been included in the computation of diluted net loss per share as they are antidilutive:

                                                       YEARS ENDED
                                          -------------------------------------
                                          MARCH 26,     MARCH 31,     MARCH 30,
                                             1999          2000         2001
                                          ----------    ----------    ---------
Convertible preferred stock (after
  effect of antidilutive provision).....  10,116,319    10,116,319           --
Options outstanding to purchase Common
  Stock.................................   2,702,367     3,534,806    6,214,326
Warrants outstanding to purchase Common
  Stock.................................     252,937       252,937      250,395
Warrants outstanding to purchase Series
  BB convertible preferred stock........     835,352       835,352           --
Warrants outstanding to purchase Series
  DD convertible preferred stock........       3,955       103,955           --
Convertible subordinated debentures.....   2,727,263     2,727,263           --
Shares subject to repurchase............      36,244       609,518      573,334
                                          ----------    ----------    ---------
          Total.........................  16,674,437    18,180,150    7,038,055
                                          ==========    ==========    =========

  Recent accounting pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133". SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging
Activities -- an amendment of FASB Statement No. 133." SFAS 133, SFAS 137 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, SFAS 137 and SFAS 138 are effective for fiscal years beginning after June 15, 2000. The Company currently has no derivative instruments and, therefore, does not expect the adoption of SFAS 133, SFAS 137 and SFAS 138 to have a material impact on the Company's financial position or results of operations.

                          REPEATER TECHNOLOGIES, INC.

NOTE 2 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

     Inventories consisted of the following:

                                                 MARCH 31,    MARCH 30,
                                                   2000         2001
                                                 ---------    ---------
Raw materials..................................   $ 2,166      $ 2,471
Work in process................................       489           91
Finished goods.................................     1,976        9,176
                                                  -------      -------
                                                    4,631       11,738
Less: allowance................................    (1,579)      (3,778)
                                                  -------      -------
                                                  $ 3,052      $ 7,960
                                                  =======      =======

     Other current assets consisted of the following:

                                                 MARCH 31,    MARCH 30,
                                                   2000         2001
                                                 ---------    ---------
Prepaid initial public offering costs..........   $1,088        $ --
Other..........................................      192         541
                                                  ------        ----
                                                  $1,280        $541
                                                  ======        ====

     Service parts consisted of the following:

                                                 MARCH 31,    MARCH 30,
                                                   2000         2001
                                                 ---------    ---------
Service parts..................................    $ 551       $1,757
Less: accumulated depreciation.................     (221)        (867)
                                                   -----       ------
                                                   $ 330       $  890
                                                   =====       ======

     Property and equipment consisted of the following:

                                                 MARCH 31,    MARCH 30,
                                                   2000         2001
                                                 ---------    ---------
Computer equipment.............................   $ 2,008      $ 2,751
Manufacturing equipment........................     3,960        5,689
Furniture and fixtures.........................       514          685
Leasehold improvements.........................        79           79
                                                  -------      -------
                                                    6,561        9,204
Less: accumulated depreciation.................    (4,393)      (5,494)
                                                  -------      -------
                                                  $ 2,168      $ 3,710
                                                  =======      =======

     Depreciation expense was $810,000, $795,000 and $ 1,101,000 for the years ended March 26, 1999, March 31, 2000 and March 30, 2001, respectively.

     Included as part of the property and equipment balances above:

                                                   MARCH 31,   MARCH 30,
                                                     2000        2001
                                                   ---------   ---------
Capital leased equipment.........................   $1,106      $ 1,155
Less: Accumulated depreciation...................     (950)      (1,069)
                                                    ------      -------
                                                    $  156      $    86
                                                    ======      =======

                          REPEATER TECHNOLOGIES, INC.

     Other accrued liabilities consisted of the following:

                                                         MARCH 31,    MARCH 30,
                                                           2000         2001
                                                         ---------    ---------
Warranty reserve.......................................   $  310       $1,152
Accrued sales and use tax..............................       10          470
Other..................................................      699          578
                                                          ------       ------
                                                           1,019        2,200
                                                          ======       ======

NOTE 3 -- COMMITMENTS AND CONTINGENCIES:

  Leases

     The Company has entered into capital lease arrangements for computer and manufacturing equipment and furniture. The Company also leases its administrative and manufacturing facility under an operating lease which expires in December 2003, as well as certain equipment under non-cancellable operating leases which expire in 2006. As of March 30, 2001 future minimum lease payments under non-cancelled capital and operating leases for years ending in March are as follows:

                                                        CAPITAL    NON-CANCELLABLE
                                                        LEASES     OPERATING LEASES
                                                        -------    ----------------
                                                              (IN THOUSANDS)
2002..................................................    433              665
2003..................................................    144              664
2004..................................................     --              486
2005 and thereafter...................................     --                2
                                                         ----           ------
          Total minimum lease payments................    577           $1,817
                                                                        ======
Less: amount representing interest....................     41
                                                         ----
Present value of minimum lease payments...............    536
Less: current portion.................................    395
                                                         ----
Long-term portion.....................................   $141
                                                         ====

     Rent expense under operating leases for the years ended March 26, 1999, March 31, 2000 and March 30, 2001 was approximately $476,000, $717,000, and $794,000, respectively.

  Purchase Commitments

     At March 30, 2001, the Company had $2,383,000 in non-cancellable purchase commitments with its third party contract manufacturers for the 90-day period from March 30, 2001 to June 30, 2001.

NOTE 4 -- CONVERTIBLE SUBORDINATED DEBENTURES:

  Series DD Convertible Subordinated Debentures

     The Company issued $15,000,000 in five-year convertible subordinated debentures in November 1998. The debentures accrued interest at 8.0% per year, payable quarterly in arrears, and were to mature on November 25, 2003. The debentures were convertible into Series DD convertible preferred stock at any time prior to the maturity date at the option of the holder. The Series DD convertible subordinated debentures were converted into Series DD convertible preferred stock and subsequently to Common Stock immediately prior to the closing of the Company's initial public offering in August 2000 at $5.50 per share.

                          REPEATER TECHNOLOGIES, INC.

  Series EE Convertible Subordinated Debentures

     In July 2000, the Company issued $5.1 million of Series EE convertible subordinated debentures. These debentures bore interest at 8% and were due to mature in November 2003. These debentures were convertible into Series EE convertible preferred stock at any time at the option of the holder at a conversion price which was the lesser of $8.00 per share or the Common Stock initial public offering price. In addition, the Company had the right to convert the debentures into Series EE convertible preferred stock in the event that it completed a qualified public offering, at which time Series EE convertible preferred stock would automatically convert into Common Stock at a conversion ratio of one for one. The difference between the conversion price and the fair value of the Common Stock on the transaction date resulted in a beneficial conversion feature of approximately $1.1 million which has been recorded as interest expense in the year ended March 30, 2001. Upon completion of the initial public offering, the company converted the Series EE convertible debentures into 637,500 shares of Common Stock.

NOTE 5 -- STOCKHOLDERS' EQUITY:

  Common stock

     At March 30, 2001, the Company had 70,000,000 shares of Common Stock authorized. A portion of the shares issued are subject to a right of repurchase at original price in favor of the Company, which lapses over a service period. At March 30, 2001, the Company had 573,334 shares subject to repurchase that were issued in connection with acquisition of The Gwydion Company LLC (see Note
10).

  Convertible preferred stock

     In August 2000, immediately prior to the closing of its initial public offering, the Company had 9,874,691 shares of convertible preferred stock which automatically converted into 10,116,319 shares of Common Stock immediately prior to the closing of the Company's initial public offering.

     At March 30, 2001, the Company had 5,000,000 shares of preferred stock authorized.

  Warrants

     In July 1997, in connection with a capital lease, the Company issued warrants to a leasing company for the purchase of 18,940 shares of Series BB convertible preferred stock at $2.64 per share. The warrants expire in 2004. As of March 30, 2001, all of these warrants remained outstanding and are exercisable for Common Stock.

     In connection with an equipment lease line of credit, the Company issued in January 1999 warrants to purchase 3,955 shares of Series DD convertible preferred stock at $5.50 per share. The warrants expire in 2009. As of March 30, 2001, all warrants remained outstanding and are exercisable for Common Stock.

     Using the Black-Scholes method, the fair market values of the warrants issued in conjunction with the lease were determined to be insignificant.

     In July 1999, in connection with two promissory notes issued to a financial institution, the Company issued warrants to purchase 100,000 shares of Series DD convertible preferred stock at $5.50 per share. The warrants expire in 2006. As of March 30, 2001, all warrants remained outstanding and are exercisable for Common Stock. These warrants were valued using the Black-Scholes method using the same assumptions for SFAS 123 disclosures (Note 5) plus a volatility factor of 50% and were recorded as debt discount. The debt discount ($542,000) is being amortized over the term of the promissory notes.

     In connection with the Series EE convertible debentures, the Company issued warrants to purchase a number of shares of Series EE convertible preferred stock equal to $1,020,000 divided by the conversion price

                          REPEATER TECHNOLOGIES, INC.

of the Series EE convertible debenture, at an exercise price of $8.00 per share. The warrants are immediately exercisable and expire on July 11, 2005. The relative fair value of the warrants, which has been determined to be approximately $0.5 million, using the Black-Scholes valuation method, has been recorded as debt discount and amortized to interest expense over the life of the debentures. Upon completion of the IPO, the Series EE warrants automatically converted into warrants to purchase 127,500 shares of Common Stock. These warrants remained outstanding as of March 30, 2001.

  Initial Public Offering

     In August 2000, the Company completed its initial public offering of 5,462,500 shares of Common Stock (including 712,500 shares purchased upon exercise of the underwriters' over-allotment option) at $9.00 per share. Net proceeds aggregated approximately $42.3 million after paying the underwriters' fee of approximately $3.4 million and related expenses of approximately $3.4 million, $1.1 million of which was incurred in the prior fiscal year.

     The following changes in the Company's capital stock occurred immediately before or after the closing of the offering:

     - all issued and outstanding shares of the Company's preferred stock were converted into an aggregate of 10,116,319 shares of Common Stock;

     - warrants were exercised, resulting in an issuance of 838,000 shares of Common Stock, after giving effect to cashless net exercise of certain warrants;

     - an amount of $20.1 million of Series DD and Series EE convertible debentures were converted into an aggregate of 3,364,772 shares of Common Stock.

  Reserved shares

     The Company has reserved shares of Common Stock for future issuance as follows:

                                                            MARCH 30,
                                                              2001
                                                            ---------
Shares available for stock option grants..................    948,590
Stock options outstanding.................................  6,214,326
Warrants outstanding to purchase Common Stock.............    250,395
                                                            ---------
                                                            7,413,311
                                                            =========

  Stock plans

     In May 1990, the Company adopted the 1990 Incentive Stock Plan under which shares of Common Stock are reserved for exercise of options to be granted to key employees, members of the Board of Directors and consultants to the Company. As of March 30, 2001, a total of 2,716,909 shares have been reserved for option grants under this Plan.

     In May 1993, the Company adopted the Key Executives Stock Option Plan under which shares of Common Stock are reserved for exercise of options to be granted to certain key executive employees of the Company. A total of 1,351,544 shares have been reserved for option grants under this Plan.

     On February 15, 2000, the Board of Directors approved the 2000 Equity Incentive Plan under which the Company initially reserved 3,000,000 shares; this reserve will be increased each January beginning on January 1, 2001 by the lesser of 1,000,000 shares, 4% of the total outstanding shares of Common Stock or a smaller number as designated by the Board of Directors. At March 30, 2001, 3,928,061 shares were reserved

                          REPEATER TECHNOLOGIES, INC.

for grants to employees, directors and consultants. The plan became effective on the date of the date of the Company's initial public offering.

     The Plans permit the Company to (i) grant incentive options at 100% of fair value at the date of grant; (ii) grant nonqualified options at 85% or greater of fair value; and (iii) sell Common Stock at 85% of fair value subject to stock purchase agreements giving the Company repurchase rights in the event of termination. Options have a vesting period of four years from the date of grant and are exercisable immediately. The Company has a right to repurchase all or any of the unvested shares, at the original exercise price, in the event of termination of employment. The options have a maximum term of ten years. Options granted to 10% stockholders shall have a maximum term of five years. In addition under the 2000 Equity Incentive Plan 10% stockholders shall not be granted an incentive stock option unless the exercise price of such option is at least one hundred ten percent of the fair market value of the Common Stock at the date of grant and no employee shall be eligible to be granted options covering more than two million 2,000,000 shares of Common Stock during any calendar year.

  2000 Employee Stock Purchase Plan

     On February 15, 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan, which became effective upon the closing of the Company's initial public offering on August 8, 2000. Under the plan employees may elect to have up to 15% of their earnings withheld from their pay to be applied under the plan to purchase the Company's Common Stock at 85% of fair market value. The Company initially reserved 500,000 shares under the plan; this reserve will be increased each January beginning on January 1, 2002 by the lesser of 250,000 shares or 1.5% of the total outstanding shares of Common Stock.

  Pro forma stock-based compensation

     The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation costs been determined based on the fair value method prescribed by SFAS 123, the Company's net loss would have been as follows (in thousands, except per share amounts):

                                                                 YEARS ENDED
                                                     -----------------------------------
                                                     MARCH 26,    MARCH 31,    MARCH 30,
                                                       1999         2000         2001
                                                     ---------    ---------    ---------
Net loss attributed to common stockholders -- as
  reported.........................................  $(10,570)    $(15,040)    $(23,647)
Net loss attributed to common stockholders -- pro
  forma............................................  $(10,626)    $(15,660)    $(26,445)
Net loss per common share -- basic and diluted as
  reported.........................................  $  (4.47)    $  (6.00)    $  (1.53)
Net loss per common share -- basic and diluted pro
  forma............................................  $  (4.49)    $  (6.24)    $  (1.71)

     Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year. The fair value of each option grant is estimated on the date of grant using the following assumptions used for grants:

                                                                  YEARS ENDED
                                                      -----------------------------------
                                                      MARCH 26,    MARCH 31,    MARCH 30,
                                                        1999         2000         2001
                                                      ---------    ---------    ---------
Weighted average risk-free interest rate............      5.18%        5.50%        6.00%
Expected life.......................................   5 years      5 years      5 years
Expected dividends..................................         0%           0%           0%
Volatility..........................................         0%           0%         129%

                          REPEATER TECHNOLOGIES, INC.

     Based on the above assumptions, the weighted average values per share of options granted were approximately $3.77, $5.74 and $ 3.27 for the years ended, March 26, 1999, March 31, 2000 and March 30, 2001 respectively.

     The following table summarizes stock option activity:

                                                                                WEIGHTED-
                                                   SHARES                        AVERAGE
                                                 AVAILABLE       SHARES       EXERCISE PRICE
                                                 FOR GRANT     OUTSTANDING      PER SHARE
                                                 ----------    -----------    --------------
Balance at March 27, 1998......................     588,000     2,392,000         $0.32
  Granted......................................    (489,000)      489,000         $2.18
  Exercised....................................          --        (2,000)        $0.42
  Canceled.....................................     177,000      (177,000)        $0.57
                                                 ----------     ---------         -----
Balance at March 26, 1999......................     276,000     2,702,000         $0.64
  Additional shares reserved...................   1,000,000            --            --
  Granted......................................  (1,795,000)    1,795,000         $6.68
  Exercised....................................          --      (334,000)        $0.33
  Canceled.....................................     628,000      (628,000)        $1.31
                                                 ----------     ---------         -----
Balance at March 31, 2000......................     109,000     3,535,000         $3.62
                                                 ----------     ---------         -----
  Additional shares reserved...................   3,627,000            --            --
  Granted......................................  (3,264,000)    3,264,000         $3.74
  Exercised....................................          --      (108,000)        $0.64
  Canceled.....................................     477,000      (477,000)        $4.56
                                                 ----------     ---------         -----
Balance at March 30, 2001......................     949,000     6,214,000         $3.66
                                                 ==========     =========         =====

     The following table summarizes information relating to stock options outstanding at March 30, 2001:

                                                                                    WEIGHTED-
                                                                                     AVERAGE
                                                OPTIONS                             REMAINING
                                            OUTSTANDING AND                        CONTRACTUAL
          OPTION EXERCISE PRICE               EXERCISABLE      OPTIONS VESTED    LIFE (IN YEARS)
          ---------------------             ---------------    --------------    ---------------
$0.30.....................................     1,246,000         1,107,000            6.34
$0.50.....................................       205,000           205,000            3.57
$1.00.....................................        62,000            52,000            7.45
$1.25.....................................       888,000                --            9.96
$2.00.....................................       100,000            88,000            7.45
$2.25.....................................     1,293,000            81,000            9.69
$2.50.....................................        58,000                --            9.76
$3.00.....................................       840,000           320,000            8.10
$6.80.....................................       171,000                --            9.21
$8.00.....................................       356,000                --            9.17
$9.00.....................................       269,000                --            9.36
$12.00....................................       682,000           186,000            8.84
$16.25....................................        44,000                --            9.44
                                               ---------         ---------            ----
$3.66 (weighted average)..................     6,214,000         2,039,000            8.48
                                               =========         =========            ====

                          REPEATER TECHNOLOGIES, INC.

  Stock-based compensation

     During the years ended March 26, 1999, March 31, 2000 and March 30, 2001, the Company recorded $1,041,000, $7,083,000 and $327,000 of unearned stock-based compensation for the excess of the deemed fair market value over the exercise price at the date of grant. The compensation expense is being recognized over the option vesting period of four years, using the method prescribed by FIN 28. Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in a front-loading of the compensation expense. For the years ended March 26, 1999, March 31, 2000, and March 30, 2001, the Company recorded $286,000, $2,510,000 and $2,315,000 of stock-based compensation expense in connection with options granted to employees and consultants.

NOTE 6 -- 401(k) PLAN:

     The Company has a 401(k) plan under which matching and discretionary contributions may be made. The Company did not make any contributions under this plan for any of the periods presented.

NOTE 7 -- NOTES PAYABLE:

     In July 1999, the Company entered into a note agreement with a financial institution. Borrowings made pursuant to this agreement will not exceed $5,000,000 in the aggregate and will be secured by all assets of the Company, subject to permitted liens. Pursuant to this agreement, the Company has issued, in July 1999 and September 1999, two promissory notes for $3,000,000 and $2,000,000, respectively, bearing interest at 13.47% and 13.68%, respectively. The Company made monthly interest-only payments through February 2000, followed by 30 monthly installments of $118,335 and $79,090 for the $3,000,000 and the $2,000,000 promissory notes, respectively. The promissory notes contain restrictions, including but not limited to fundamental changes (as defined), payment of dividends, acquisition or redemption of stock, and acquisition or sale of assets other than equipment or inventory in the ordinary course of business. The balance outstanding is as follows (in thousands):

                                                  MARCH 31, 2000    MARCH 30, 2001
                                                  --------------    --------------
Note payable....................................      $4,716            $2,875
Unamortized discount on notes payable (see Note
  5, Warrants)..................................        (406)             (234)
                                                      ------            ------
                                                      $4,310            $2,641
                                                      ======            ======

                          REPEATER TECHNOLOGIES, INC.

NOTE 8 -- INCOME TAXES:

     Net deferred tax assets are as follows (in thousands):

                                                                    YEARS ENDED
                                                         ---------------------------------
                                                         MARCH 26,   MARCH 31,   MARCH 30,
                                                           1999        2000        2001
                                                         ---------   ---------   ---------
Deferred tax assets:
  Net operating loss carryforwards.....................  $ 13,075    $ 16,780    $ 22,384
  Research and other credits...........................       985       1,144       1,746
  Inventory reserve....................................       860         629       1,494
  Stock compensation...................................        --         762          --
  Intangible assets....................................        --         343       1,244
  Depreciation and amortization........................       888         952         150
  Other accruals and reserves not currently deductible
     for tax purposes..................................       657         641       2,074
                                                         --------    --------    --------
          Total deferred tax assets....................    16,465      21,251      29,092
  Valuation allowance for deferred taxes...............   (16,465)    (21,251)    (29,092)
                                                         --------    --------    --------
     Net deferred taxes................................  $     --    $     --    $     --
                                                         ========    ========    ========

     Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be utilized; as a result, a full valuation allowance has been recorded.

     At March 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $63,303,000 and $24,245,000 respectively, available to offset future taxable income. The Company also had federal and state research and development tax credits of approximately $1,167,000 and $579,000. The net operating loss and tax credit carryforwards will expire at various dates from 2001 to 2020, if not utilized.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

NOTE 9 -- RELATED PARTY TRANSACTIONS:

     The Company's Chief Executive Officer is a director and an audit committee member at Roseville Telephone ("Roseville"). During the years ended March 31, 2000 and March 30, 2001, the Company made sales to Roseville of $461,000 and $1,456,000, respectively.

     During the year ended March 30, 2001, the Company advanced $100,000 to one executive officer as prepaid royalties. Royalty income earned by this officer under the license agreement is deducted from this advance as earned. At March 30, 2001, $90,000 remained outstanding.

NOTE 10 -- ACQUISITION:

     On November 4, 1999, the Company acquired substantially all of the assets of The Gwydion Company LLC ("Gwydion"), a development stage company engaged in design and development of radio frequency and microwave fiber-optic equipment for cellular and PCS (personal communication services), satellite communications and related markets. The purchase consideration consisted of $754,000 in cash.

     The transaction was recorded using the purchase method of accounting and the results of Gwydion have been included in the Company's financial statements subsequent to November 4, 1999. The allocation of the

                          REPEATER TECHNOLOGIES, INC.

purchase price to the tangible and identifiable intangible assets acquired in connection with this acquisition was based on estimated fair values as determined by management as follows (in thousands):

Computer equipment..........................................  $  10
Assumed liabilities.........................................   (175)
Acquired workforce..........................................     34
Acquired in-process research and development................    885
Deferred income taxes.......................................    354
Valuation allowance.........................................   (354)
                                                              -----
Total purchase consideration................................  $ 754
                                                              =====

     An independent appraisal was performed to determine the fair value of the identifiable assets, including the portion of the purchase price attributed to the acquired in-process technology. The income approach was used to value acquired in-process technology, which includes an analysis of the completion costs, cash flows, other required assets and risks associated with achieving such cash flows. Revenue was estimated to grow during the first four years and this growth was expected to decline during the last three years of the expected life of the product technology. Gross margins and operating expense ratios were estimated to be stable with a slight decline after the fourth year. The present value of these cash flows was then calculated with a discount rate of 30%. At the date of acquisition, the Company determined the technological feasibility of Gwydion's product was not established, and accordingly, wrote off an amount of $885,000 corresponding amount to acquired in-process technology, during the year ended March 31, 2000.

     The amortization of acquired workforce was computed over three years on the straight-line basis.

     The following unaudited pro forma summary presents the consolidated results of operations of the Company for the year ended March 31, 2000, combined with the statement of operations of Gwydion for the nine months ended September 30, 1999, as if the acquisition of substantially all of the assets of Gwydion occurred on April 1, 1999, giving effect to an acquisition adjustment for the elimination of acquired in-process technology and compensation costs charged to operations in connection with the acquisition.

                                                           YEAR ENDED
                                                         MARCH 31, 2000
                                                         --------------
Net Revenue............................................     $ 16,953
Net loss...............................................      (14,870)

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results.

     During the fourth quarter of fiscal year 2001, the Company decided to discontinue the development project related to the Gwydion's product. Substantially all of the assets associated with the project were sold in April 2001 (see Note 11 -- Subsequent Events).

  Contingent consideration

     In November 1999, in connection with the acquisition of Gwydion, the Company issued 573,334 shares of Common Stock to the members of The Gwydion Company LLC. These shares are held in an escrow account and are subject to the Company's right of repurchase for $1.00 in the aggregate until certain performance criteria are met. These performance criteria include continued employment of one member for a period of 18 months. The Company revalues these shares at the end of each reporting period until vested. The compensation expense is recognized over the 18 months, using the method prescribed by FIN 28. Amounts recognized in research and development expense in fiscal years 2000 and 2001 in connection with this contingent consideration were a net debit of $1,911,000 and a net credit of $1,387,000, respectively. At

                          REPEATER TECHNOLOGIES, INC.

March 30, 2001, the Company had an unearned compensation balance of $31,000 under this arrangement. See also Note 11 -- Subsequent Events.

NOTE 11 -- SUBSEQUENT EVENTS

     On April 21, 2001, the Company entered into an agreement to sell substantially all of the assets of the Gwydion product development project. The consideration received for the sale is approximately $969,000 in cash. The Company will record a gain on sale of approximately $520,000 in the first quarter of fiscal year ending March 29, 2002 in relation to the sale of substantially all of the assets of the Gwydion project.

     On June 25, 2001, a lender notified the Company of the violation of certain covenants contained in a loan and security agreement due to the sale of substantially all of the assets related to the Gwydion project. As a result, the lender has declared $2,675,000 due and payable on July 2, 2001 in accordance with the terms of the agreement.

     In May 2001, the Company filed an escrow claim with Gwydion and the escrow agent to assert its right to repurchase the shares issued in connection with the acquisition of Gwydion (see Note 10 -- Acquisition). Gwydion has disputed this claim. The outcome of such dispute cannot be reliably predicted at this time.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth quarterly financial data for the eight quarters ended March 30, 2001. This quarterly information has been prepared on the same basis as the audited financial information presented elsewhere herein and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the information for the quarters presented. The quarterly data should be read in conjunction with our consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of operating results for any future period.

                                                              QUARTER ENDED
                              ------------------------------------------------------------------------------
                              JUNE 25,   SEPTEMBER 24,   DECEMBER 24,   MARCH 31,   JUNE 29,   SEPTEMBER 28,
                                1999         1999            1999         2000        2000         2000
                              --------   -------------   ------------   ---------   --------   -------------
                                                              (IN THOUSANDS)
Net revenues................  $ 3,003       $ 4,026        $ 4,911       $ 5,013    $ 7,355       $ 4,870
Gross profit (loss).........      800         1,016          1,608         1,384      2,335           926
Other income (expense),
  net.......................     (245)         (407)          (452)         (438)      (492)       (1,861)
Net loss....................  $(2,319)      $(2,686)       $(4,534)      $(5,501)   $(3,659)      $(8,772)
Net loss per common share --
  basic and diluted.........  $  0.99       $  1.07        $  1.70       $  3.42    $  1.36       $  0.62

                                   QUARTER ENDED
                              ------------------------
                              DECEMBER 29,   MARCH 30,
                                  2000         2001
                              ------------   ---------
                                   (IN THOUSANDS)
Net revenues................    $ 6,887       $ 2,878
Gross profit (loss).........      1,230        (3,165)
Other income (expense),
  net.......................        (39)         (472)
Net loss....................    $(2,083)      $(9,133)
Net loss per common share --
  basic and diluted.........    $  0.09       $  0.40

     The increase in revenues during the quarters ended September 24, 1999, December 24, 1999, March 31, 2000 and June 29, 2000 is attributable to increased unit volumes of our CDMA-based products sold to our existing customers and new customers. We have experienced a decline in our shipments starting from the quarter ended September 28, 2000 due to the overall down turn in the technology and particularly in the telecommunications industry. Our revenues increased in the quarter ended December 29, 2000 as compared to the quarter ended September 28, 2000 due to deferral of revenue recognition in relation to certain acceptance clauses in some of our sales contracts. In addition, the market for wireless communications infrastructure has been, and we believe will continue to be, seasonal in nature. During the months of December, January and February, demand for wireless equipment infrastructure from wireless service providers in the northern hemisphere tends to decline due to generally poor weather conditions.

     We expect that our selling prices will continue to decline for the foreseeable future. In addition, if we cannot offset declines in selling prices by an increase in the number of units sold, our revenues may decline.

     Gross margins have declined for the last three quarters of the fiscal year ended March 30, 2001, due to decreased unit sales, and lower pricing particularly in the third and fourth quarters. Fourth quarter gross margins have been affected by the increase in inventory valuation allowance and warranty expense. The increase in warranty expense was primarily due to the correction of defects discovered in our products after installation and operation in our customers' networks, and the increase in inventory valuation allowance was primarily due to excess inventory resulting from our inability to decrease our purchases from our contract manufacturers in a timely manner in response to a slowdown in shipments during the latter part of our fiscal year ended March 30, 2001.

     We have experienced and expect to continue to experience significant fluctuations in quarterly operating results as a result of many factors. We believe that period-to-period comparisons of our operating results should not be relied upon as any indication of future performance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this item was previously reported in the registrant's Registration Statement on Form S-1 (No. 333-31266) under the heading "Change in Independent Accountants."

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the sections entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section entitled "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

1. FINANCIAL STATEMENTS

     The Index to Consolidated Financial Statements is included in Item 8 on page 28 of this report.

2. FINANCIAL STATEMENT SCHEDULES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                           ADDITIONS                                          ADDITIONS
                                     ---------------------                              ---------------------
                                                  CHARGED                                            CHARGED
                                     CHARGED TO   TO/FROM                               CHARGED TO   TO/FROM
                        BALANCE AT   COSTS AND     OTHER     DEDUCTIONS/   BALANCE AT   COSTS AND     OTHER     DEDUCTIONS/
     DESCRIPTION        27-MAR-98     EXPENSES    ACCOUNTS    WRITEOFFS    26-MAR-99     EXPENSES    ACCOUNTS    WRITEOFFS
     -----------        ----------   ----------   --------   -----------   ----------   ----------   --------   -----------
Provision for doubtful
 debts................      (178)       (713)         --           71          (820)        (97)        --          662
Inventory allowance...    (3,917)       (565)       (164)       2,788        (1,858)       (339)        14          604

                                           ADDITIONS
                                     ---------------------
                                                  CHARGED
                                     CHARGED TO   TO/FROM
                        BALANCE AT   COSTS AND     OTHER     DEDUCTIONS/   BALANCE AT
     DESCRIPTION        31-MAR-00     EXPENSES    ACCOUNTS    WRITEOFFS    30-MAR-01
     -----------        ----------   ----------   --------   -----------   ----------
Provision for doubtful
 debts................      (255)         (38)      --            --           (293)
Inventory allowance...    (1,579)      (2,358)      --           159         (3,778)

3. EXHIBITS

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
 -------                       -----------------------
 3.1(1)      Amended and Restated Certificate of Incorporation of the
             registrant.
 3.3(2)      Bylaws of the registrant, as currently in effect.
 4.1(2)      Specimen Common Stock Certificate.
 4.2(2)      Amended and Restated Preferred Stock Purchase Warrant, dated
             August 6, 1997, issued to Lighthouse Capital Partners II,
             L.P.
 4.3(2)      Warrant to Purchase Shares of Series DD Preferred Stock of
             Repeater Technologies, Inc., dated January 25, 1999, issued to Phoenix Leasing Incorporated.
 4.4(2)      Stock Subscription Warrant to Purchase Series DD Preferred
             Stock of Repeater Technologies, Inc., dated July 8, 1999,
             issued to TBCC Funding Trust II.
 4.5(2)      Seventh Amended and Restated Investors' Rights Agreement,
             dated July 11, 2000.
 4.6(2)      Form of Warrant to Purchase Shares of Series EE Preferred
             Stock.
10.1(2)*     Form of Indemnity Agreement between the registrant and its directors and executive officers.
10.2(2)*     1990 Incentive Stock Plan and forms of offering documents.
10.3(2)*     Key Executives Stock Option Plan and forms of offering
             documents.
10.4*        2000 Equity Incentive Plan and forms of offering documents.
10.5(2)*     2000 Employee Stock Purchase Plan and form of offering
             document.
10.6(2)      Lease, dated August 7, 1992, between Repeater Technologies,
             Inc. and The Sobrato 1979 Trust, as amended by the First
             Amendment to Lease, dated October 16, 1998, between Repeater
             Technologies, Inc. and Sobrato Interests II.
10.7(2)*     Change of Control Agreement, dated November 3, 1999, between
             Repeater Technologies, Inc. and Timothy A. Marcotte.
10.8(2)      License Agreement, dated May 12, 1998, between Repeater
             Technologies, Inc. and Matthew Fuerter.
10.10(2)     Convertible Debenture and Warrant Purchase Agreement, dated
             July 11, 2000.
23.1         Consent of PricewaterhouseCoopers LLP, independent
             accountants.

---------------
(1) Incorporated by reference from the correspondingly numbered exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the Commission on September 20, 2000.

(2) Incorporated by reference from the correspondingly numbered exhibit to the registrant's Registration Statement on Form S-1, as amended (No. 333-31266), declared effective by the Commission on August 8, 2000.

 *  Denotes a management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     The registrant did not file a report on Form 8-K during the quarter ended March 30, 2001.

     (c) See Exhibits listed under Item 14(a)(3).

     (d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on June 28, 2001.

                                          REPEATER TECHNOLOGIES, INC.

                                          By:     /s/ CHRIS L. BRANSCUM
                                            ------------------------------------
                                                     Chris L. Branscum
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

                                          By:    /s/ TIMOTHY A. MARCOTTE
                                            ------------------------------------
                                                    Timothy A. Marcotte
                                                 Executive Vice President,
                                                Chief Financial Officer and
                                                  Chief Operating Officer
                                            (Principal Financial and Accounting
                                                           Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                /s/ CHRIS L. BRANSCUM                    President and Chief Executive    June 28, 2001
-----------------------------------------------------   Officer and Director (Principal
                  Chris L. Branscum                           Executive Officer)

               /s/ TIMOTHY A. MARCOTTE                  Executive Vice President, Chief   June 28, 2001
-----------------------------------------------------     Financial Officer and Chief
                 Timothy A. Marcotte                     Operating Officer (Principal
                                                       Financial and Accounting Officer)

                   /s/ JOHN BOSCH                            Chairman of the Board        June 28, 2001
-----------------------------------------------------
                     John Bosch

                 /s/ RICHARD G. GREY                               Director               June 28, 2001
-----------------------------------------------------
                   Richard G. Grey

                  /s/ PERRY LAFORGE                                Director               June 28, 2001
-----------------------------------------------------
                    Perry LaForge

                 /s/ ALESSANDRO PIOL                               Director               June 28, 2001
-----------------------------------------------------
                   Alessandro Piol

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 3.1(1)    Amended and Restated Certificate of Incorporation of the
           registrant.

 3.3(2)    Bylaws of the registrant, as currently in effect.

 4.1(2)    Specimen Common Stock Certificate.

 4.2(2)    Amended and Restated Preferred Stock Purchase Warrant, dated
           August 6, 1997, issued to Lighthouse Capital Partners II,
           L.P.

 4.3(2)    Warrant to Purchase Shares of Series DD Preferred Stock of
           Repeater Technologies, Inc., dated January 25, 1999, issued to Phoenix Leasing Incorporated.

 4.4(2)    Stock Subscription Warrant to Purchase Series DD Preferred
           Stock of Repeater Technologies, Inc., dated July 8, 1999, issued to TBCC Funding Trust II.

 4.5(2) Seventh Amended and Restated Investors' Rights Agreement, dated July 11, 2000.

 4.6(2)    Form of Warrant to Purchase Shares of Series EE Preferred
           Stock.

10.1(2)* Form of Indemnity Agreement between the registrant and its directors and executive officers.

10.2(2)*   1990 Incentive Stock Plan and forms of offering documents.

10.3(2)* Key Executives Stock Option Plan and forms of offering documents.

  10.4*    2000 Equity Incentive Plan and forms of offering documents.

10.5(2)* 2000 Employee Stock Purchase Plan and form of offering document.

10.6(2)    Lease, dated August 7, 1992, between Repeater Technologies,
           Inc. and The Sobrato 1979 Trust, as amended by the First
           Amendment to Lease, dated October 16, 1998, between Repeater
           Technologies, Inc. and Sobrato Interests II.

10.7(2)*   Change of Control Agreement, dated November 3, 1999, between
           Repeater Technologies, Inc. and Timothy A. Marcotte.

10.8(2)    License Agreement, dated May 12, 1998, between Repeater
           Technologies, Inc. and Matthew Fuerter.

10.10(2)   Convertible Debenture and Warrant Purchase Agreement, dated
           July 11, 2000.

  23.1 Consent of PricewaterhouseCoopers LLP, independent accountants.

---------------
(1) Incorporated by reference from the correspondingly numbered exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the Commission on September 20, 2000.

(2) Incorporated by reference from the correspondingly numbered exhibit to the registrant's Registration Statement on Form S-1, as amended (No. 333-31266), declared effective by the Commission on August 8, 2000.

 *  Denotes a management contract or compensatory plan or arrangement.