Form 10-Q
period 2001-06-29
REPEATER TECHNOLOGIES INC
filed 2001-08-13
CIK 1052246

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                        COMMISSION FILE NUMBER 000-31231
                          REPEATER TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0535658
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

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

     The number of shares of the Registrant's common stock outstanding as of August 9, 2001 was 23,690,623.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)............................     3
         Condensed Consolidated Balance Sheets.......................     3
         Condensed Consolidated Statements of Operations.............     4
         Condensed Consolidated Statements of Cash Flows.............     5
         Notes to Condensed Consolidated Financial Statements........     6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    10
         Risk Factors................................................    15
Item 3.  Quantitative and Qualitative Disclosures of Market Risk.....    22

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................    23
Item 2.  Changes in Securities and Use of Proceeds...................    23
Item 3.  Defaults Upon Senior Securities.............................    25
Item 4.  Submission of Matters to a Vote of Security Holders.........    25
Item 5.  Other Information...........................................    25
Item 6.  Exhibits and Reports on Form 8-K............................    26
Signatures...........................................................    27
Exhibit Index........................................................    28

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          REPEATER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              JUNE 29,    MARCH 30,
                                                                2001        2001
                                                              --------    ---------
Current assets:
  Cash and cash equivalents.................................  $ 19,517    $ 26,084
  Accounts receivable, net..................................     3,412       3,584
  Inventories, net..........................................     8,609       7,960
  Other current assets......................................       298         541
                                                              --------    --------
          Total current assets..............................    31,836      38,169
Service parts, net..........................................       908         890
Property and equipment, net.................................     3,675       3,710
Other assets................................................        98         117
                                                              --------    --------
          Total assets......................................  $ 36,517    $ 42,886
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,981    $  4,406
  Accrued compensation......................................       640         831
  Other accrued liabilities.................................     1,765       2,200
  Deferred revenue..........................................       718       1,500
  Notes payable.............................................     2,353       2,641
  Current portion of capital lease obligations..............       410         395
                                                              --------    --------
          Total current liabilities.........................     9,867      11,973
Deferred revenue, net of current portion....................     1,001         900
Capital lease obligations, net of current portion...........        18         141
                                                              --------    --------
          Total liabilities.................................    10,886      13,014
                                                              --------    --------
Stockholders' equity:
  Common Stock, $0.001 par value; 70,000,000 shares
     authorized; 23,692,944 and 23,215,021 shares issued and
     outstanding at June 29, 2001 and March 30, 2001,
     respectively...........................................        24          23
  Additional paid in capital................................   110,973     111,339
  Unearned stock-based compensation.........................    (1,326)     (1,968)
  Accumulated deficit.......................................   (84,040)    (79,522)
                                                              --------    --------
          Total stockholders' equity........................    25,631      29,872
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 36,517    $ 42,886
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

                          REPEATER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JUNE 29,    JUNE 30,
                                                                2001        2000
                                                              --------    --------
Net revenues................................................  $ 3,902     $ 7,355
Cost of revenues............................................    3,723       5,019
                                                              -------     -------
Gross profit................................................      179       2,336
                                                              -------     -------
Operating expenses:
  Research and development..................................    2,015       2,476
  Sales and marketing.......................................    1,756       2,182
  General and administrative................................    1,228         844
                                                              -------     -------
          Total operating expenses..........................    4,999       5,502
                                                              -------     -------
Loss from operations........................................   (4,820)     (3,166)
Other income (expense), net.................................      302        (492)
                                                              -------     -------
Net loss....................................................  $(4,518)    $(3,658)
                                                              =======     =======
Net loss per common share -- basic and diluted..............  $ (0.20)    $ (1.36)
                                                              =======     =======
Shares used in net loss per common share calculation --basic
  and diluted...............................................   22,891       2,696
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

                          REPEATER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JUNE 29,    JUNE 30,
                                                                2001        2000
                                                              --------    --------
Cash Flows used in Operating Activities:
Net loss....................................................  $(4,518)    $(3,658)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      564         287
  Provision for losses on accounts receivable...............       78         (38)
  Provision for writedowns on inventories...................      208          60
  Amortization of unearned stock-based compensation.........      139       1,259
  Amortization of debt issuance costs.......................       --           5
  Amortization of debt discount.............................       44          45
  Gain on sale of Gwydion development project...............     (357)         --
  Changes in operating assets and liabilities:
     Accounts receivable....................................       94          46
     Inventories............................................     (857)       (812)
     Other current assets...................................      155          30
     Accounts payable.......................................   (1,026)       (121)
     Accrued compensation...................................     (191)        262
     Other accrued liabilities..............................     (319)         (8)
     Deferred revenue.......................................     (681)     (1,204)
                                                              -------     -------
          Net cash used in operating activities.............   (6,667)     (3,847)
                                                              -------     -------
Cash Flows from Investing Activities:
  Proceeds from sale of Gwydion development project.........      969          --
  Purchase of field service parts...........................     (234)        (17)
  Purchase of property and equipment........................     (332)       (403)
                                                              -------     -------
          Net cash used in/provided by investing
           activities.......................................      403        (420)
                                                              -------     -------
Cash Flows from Financing Activities:
  Principal payments on notes payable.......................     (332)       (437)
  Payments on capital lease obligations.....................     (108)       (101)
  Proceeds from series EE convertible subordinated
     debentures.............................................       --       3,600
  Payments for initial public offering fees.................       --        (486)
  Issuance of common stock from exercise of stock options...      137          24
                                                              -------     -------
          Net cash used in/provided by financing
           activities.......................................     (303)      2,600
                                                              -------     -------
Net increase (decrease) in cash and cash equivalents........   (6,567)     (1,667)
Cash and cash equivalents at beginning of the period........   26,084       4,823
                                                              -------     -------
Cash and cash equivalents at end of the period..............  $19,517     $ 3,156
                                                              =======     =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest....................................  $    63     $   512
  Taxes paid................................................       --          --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 29, 2001
                                  (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of June 29, 2001 and for the three-month periods ended June 29, 2001 and June 30, 2000 have been prepared by Repeater Technologies, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The amounts as of March 30, 2001 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended March 30, 2001, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 28, 2001.

     The results of operations for the three months ended June 29, 2001 are not necessarily indicative of the results that may be expected for the year ending March 29, 2002 or any other future interim period, and the Company makes no representations related thereto.

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

RISK AND UNCERTAINTIES

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

                          REPEATER TECHNOLOGIES, INC.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133." SFAS 133, SFAS 137 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, SFAS 137 and SFAS 138 are effective for fiscal years beginning after June 15, 2000. The Company currently has no derivative instruments and, therefore, the adoption of SFAS 133, SFAS 137 and SFAS 138 did not have a material impact on the Company's financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. The Company currently does not carry goodwill in its financial statements and does not believe the adoption of SFAS 142 will have a material impact on its financial statements.

CONCENTRATION OF CREDIT RISK

     The Company's cash and cash equivalents are maintained at major US financial institutions. Deposits in these institutions may exceed the amount of insurance provided for such deposits.

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

     During the three months ended June 29, 2001, four customers accounted for approximately 21%, 16%, 13% and 11% of net revenues. During the three months ended June 30, 2000, four customers accounted for approximately 20%, 14%, 11% and 10% of net revenues. As of June 29, 2001, two customers accounted for approximately 17% and 15% of total receivables. As of March 30, 2001, two customers accounted for approximately 21% and 16% of total receivables.

NET LOSS PER COMMON SHARE

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible subordinated debentures and convertible preferred stock. Options, warrants, convertible subordinated debentures and convertible preferred stock were not included in the computation of diluted net loss per share for the three-month periods ended June 29, 2001 and June 30, 2000 because the effect would be anti-dilutive. A

                          REPEATER TECHNOLOGIES, INC.

reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net loss per share follows (in thousands, except per share data):

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JUNE 29,    JUNE 30,
                                                                2001        2000
                                                              --------    --------
Numerator:
  Net loss..................................................  $(4,518)    $(3,658)
                                                              -------     -------
Denominator:
  Weighted average common shares outstanding................   23,464       3,335
  Weighted average unvested common shares subject to
     repurchase.............................................     (573)       (639)
                                                              -------     -------
Denominator for basic and diluted calculation...............   22,891       2,696
                                                              =======     =======
Net loss per common share-basic and diluted.................  $ (0.20)    $ (1.36)
                                                              =======     =======

     The following securities have not been included in the computation of diluted net loss per share as they are anti-dilutive (in thousands):

                                                              JUNE 29,    JUNE 30,
                                                                2001        2000
                                                              --------    --------
Convertible preferred stock (after effect of anti-dilutive
  provision)................................................      --       10,116
Options outstanding.........................................   5,494        3,915
Warrants outstanding........................................     250        1,184
Convertible debentures outstanding..........................      --        2,727
Unvested common stock.......................................     573          639
                                                               -----       ------
                                                               6,317       18,581
                                                               =====       ======

BALANCE SHEET COMPONENTS (IN THOUSANDS):

     Inventories consisted of the following:

                                                              JUNE 29,    MARCH 30,
                                                                2001        2001
                                                              --------    ---------
Raw materials...............................................  $ 2,774      $ 2,471
  Work in process...........................................      369           91
  Finished goods............................................    8,846        9,176
                                                              -------      -------
                                                               11,989       11,738
  Less: allowance...........................................   (3,380)      (3,778)
                                                              -------      -------
                                                              $ 8,609      $ 7,960
                                                              =======      =======

DISPOSAL OF ASSETS

     In November 1999, in connection with the acquisition of The Gwydion Company LLC, the Company issued 573,334 shares of common stock to the members of Gwydion. These shares are held in an escrow account and are subject to the Company's right of repurchase for $1.00 in the aggregate until certain performance criteria are met. The Company revalued these shares at the end of each reporting period until April 20, 2001 at which time the Company entered into an agreement to sell substantially all of the assets of the Gwydion development project. Total compensation expense recorded related to these shares was $579,000 in the aggregate, of which $54,000 and $382,000 was incurred in the three months ended June 29, 2001 and June 30, 2000, respectively. The consideration received for the sale was approximately $969,000 in cash. The

                          REPEATER TECHNOLOGIES, INC.

Company recorded a gain on sale of approximately $357,000 in the three months ended June 29, 2001 in relation to the sale of substantially all of the assets of the Gwydion development project.

     In May 2001, the Company filed an escrow claim with Gwydion and the escrow agent to assert the Company's right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration. Gwydion has disputed this claim. If an agreement cannot be reached between the two parties, the matter may proceed to arbitration. The outcome of such arbitration cannot be reliably predicted at this time.

     The sale of substantially all of the assets related to the Gwydion project resulted in the Company's violation of certain covenants contained in a loan and security agreement. As a result, the lender has declared amounts owing under this loan agreement (approximately $2.3 million at August 9, 2001) due and payable. The Company is negotiating with the lender for a waiver of this covenant violation.

SUBSEQUENT EVENTS

     On August 8, 2001, the Company's Board of Directors approved the adoption of a Share Purchase Rights Plan. The description and terms of the share purchase rights are set forth in a Rights Agreement, dated as of August 9, 2001, entered into between the Company and U.S. Stock Transfer Corporation, as rights agent, filed as an exhibit to this Form 10-Q. These rights have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following information in conjunction with the historical financial information and notes thereto included in our Annual Report on Form 10-K for the year ended March 30, 2001, which was filed with the Securities and Exchange Commission on June 28, 2001. Unless otherwise indicated, references to year ended or year ending, or three months ended or three months ending, refer to our fiscal year or fiscal three months, respectively.

     This Form 10-Q contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions based on the information available to us at the time this report was filed. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

     Beginning in our year ended March 31, 1997, we changed our strategic focus and re-directed our resources to the development and marketing of repeaters for wireless networks based on the CDMA digital standard. This wireless standard offered us the opportunity to develop a new type of repeater, which we call our Network Repeater, that, in conjunction with CDMA base stations, enables wireless service providers to deploy or extend CDMA wireless networks in non-urban areas at a significantly reduced cost. CDMA technology is not as widely deployed, and the customer base for CDMA-based products is not as broad, as compared to other digital standards. Our Network Repeaters, along with the associated network management system, are designed specifically to operate as an integrated network element within a CDMA wireless network, extending the coverage area of a CDMA base station without compromising the quality of the wireless service. We have licensed a portion of the technology for our CDMA-based repeaters from one of our former executives. Our ability to continue to deploy our existing products and to develop new products depends significantly upon this license. We shipped our first Network Repeaters for CDMA wireless networks in May 1997. We have deployed over 2,100 Network Repeaters with over 70 wireless service providers and 34 RepeaterHybrid Networks with 17 wireless service providers.

     In November 1999, in connection with the acquisition of The Gwydion Company LLC, we issued 573,334 shares of our common stock to the members of Gwydion. These shares are held in an escrow account and are subject to our right of repurchase for $1.00 in the aggregate until certain performance criteria are met. We revalued these shares at the end of each reporting period until April 20, 2001, at which time we entered into an agreement to sell substantially all of the assets of the Gwydion development project. Total compensation expense recorded related to these shares was $579,000 in the aggregate, of which $54,000 and $382,000 was incurred in the three months ended June 29, 2001 and June 30, 2000, respectively. The consideration received for the sale was approximately $969,000 in cash. We recorded a gain on sale of approximately $357,000 in the three months ended June 29, 2001 in relation to the sale of substantially all of the assets of the Gwydion development project. In May 2001, we filed an escrow claim with Gwydion and the escrow agent to assert our right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration. Gwydion has disputed our claim. If an agreement cannot be reached between the two parties, the matter may proceed to arbitration. The outcome of such arbitration cannot be reliably predicted at this time.

     Since our inception, we have used stock option programs for employees as compensation to attract strong business and technical talent. Stock-based compensation consists of the difference between the deemed fair market value of stock options and the exercise price of these grants. This difference is being amortized on an accelerated basis over the vesting period of the grants, generally four years. For the year ended March 30, 2001 and the three-month period ended June 29, 2001, we recorded $2.3 million and $88,000, respectively, of stock-based compensation expense in connection with options granted to employees and consultants.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net revenues for the periods indicated:

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                               JUNE 29,       JUNE 30,
                                                                 2001           2000
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Net revenues................................................     100.0%         100.0%
Cost of revenues............................................      95.4           68.2
                                                                ------          -----
Gross margin................................................       4.6           31.8
                                                                ------          -----
Operating expenses:
  Research and development..................................      51.6           33.6
  Sales and marketing.......................................      45.0           29.7
  General and administrative................................      31.5           11.5
                                                                ------          -----
          Total operating expenses..........................     128.1           74.8
                                                                ------          -----
Loss from operations........................................    (123.5)         (43.0)
Other income (expense), net.................................       7.7           (6.7)
                                                                ------          -----
Net loss....................................................    (115.8)%        (49.7)%
                                                                ======          =====

     Net revenues. Our net revenues are derived primarily from products based on the CDMA standard, including our Network Repeaters. In addition, we sell complementary equipment for these products, including battery back-up systems, antennas and network management software. We also provide training, installation supervision, design and implementation services to our customers on a fee-for-service basis.

     Net revenues decreased $3.5 million, or 46.9%, from $7.4 million for the three months ended June 30, 2000 to $3.9 million for the three months ended June 29, 2001. This decrease was primarily due to decreased shipments of our CDMA-based repeaters due to an overall slowdown in the U.S. economy and reduced or deferred capital expenditures by our customers worldwide. During the three months ended June 29, 2001, 85.2% of our net revenues were derived from ten customers, with sales to four customers, Qwest, Unefon, iPCS and UbiquiTel PCS, comprising approximately 20.5%,15.9%, 12.8% and 10.5%, respectively. During the three months ended June 30, 2000, 83.4% of our net revenues were derived from ten customers, with sales to four customers, Comsyst Pty. Limited, Independent Wireless One, Inc., Northern PCS and Virginia PCS, comprising approximately 20.4%, 14.3%, 10.6% and 10.2%, respectively. International sales accounted for 24.0% of net revenues during the three months ended June 29, 2001, as compared to 31.2% during the three months ended June 30, 2000.

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

     Cost of revenues and gross margin. Our cost of revenues consists of the costs of the various components used to assemble our products, third-party charges to assemble and test the products, the overhead cost of the operations department, inventory valuation allowance, the direct costs of network design services we sell to our customers and the cost of providing customer service, including warranty and repair charges. Our gross margin is affected by the level of demand for our products and services, new product introductions by us and our competitors, and from competitive pressures and the costs of the various components and production services provided by our vendors. If we are unable to offset our expected decline in selling prices with lower unit costs, our gross profits may decline. Additionally, as part of volume and other sales agreements, we sell our products at a reduced margin to certain customers. If sales to these customers represent an increased portion of sales in any quarter, we may experience a reduction in our gross margins. Warranty reserve, inventory valuation allowance and similar charges also have a significant effect on gross margin in any one particular quarter. These reserves and allowances are based on management's reasonable estimates. If events and circumstances cause management to revise these estimates and therefore increase these reserves and allowances, such revision might have an adverse effect on our gross margins.

     Cost of revenues decreased $1.3 million, or 25.8%, from $5.0 million for the three months ended June 30, 2000 to $3.7 million for the three months ended June 29, 2001. The gross profit margin decreased to 4.6% for the three months ended June 29, 2001 from 31.8% for the three months ended June 30, 2000. The majority of this 27.2 percentage point decrease in gross profit margin is due to an increase in other costs of revenue of 35.1 percentage points, which costs consist of manufacturing overhead and customer service expenditures, which increased from $0.9 million for the three months ended June 30, 2000 to $1.9 million for the three months ended June 29, 2001. The increase in other costs of revenue was primarily due to an increase in customer service expenses of $0.4 million, an increase in warranty expense and inventory valuation allowance of $0.3 million and an increase in manufacturing overhead of $0.2 million. The increase in customer service expenses and warranty expense is related primarily to product quality issues associated with our cellular and PCS band products. This 35.1 percentage point decrease in gross margin was partially offset by an increase in direct material margins of 2.8 percentage points and a decrease in stock-based compensation of 5.1 percentage points.

     Research and development. Research and development expenses consist primarily of expenses incurred in the design and development of our products and our proprietary technology. Research and development expenses decreased $0.5 million, or 18.6%, from $2.5 million for the three months ended June 30, 2000 to $2.0 million for the three months ended June 29, 2001. This decrease was due to the following factors: (i) a decrease in product development expenses for in-building products of $0.5 million due to the termination of the Gwydion development project, (ii) a decrease in the amortization of variable stock-based compensation attributable to the acquisition of Gwydion of $0.3 million, and
(iii) a decrease in the amortization of stock-based compensation of $0.2 million, offset by an increase of $0.3 million due to the increase in the number of outside contractors we used for research and development activities and $0.2 million for development material we acquired for our new product development.

     We expect to continue to incur significant expenses in the development of our next generation of products to serve the emerging high-speed wireless markets.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, consulting fees, trade show expenses, travel expenses, advertising, direct marketing expenses and associated overhead expenses. Sales and marketing expenses decreased $0.4 million, or 19.5%, from $2.2 million for the three months ended June 30, 2000 to $1.8 million for the three months ended June 29, 2001. This decrease was due to reduced sales commissions of $0.2 million due to the decline in revenues, a decrease in travel related expenses of $0.1 million and a decrease in the amortization of stock-based compensation of $0.1 million.

     General and administrative. General and administrative expenses consist primarily of expenses for finance, corporate management, general office administration, insurance, amortization of stock-based compensation, and legal, accounting and other professional fees. General and administrative expenses increased $0.4 million, or 45.5%, from $0.8 million for the three months ended June 30, 2000 to $1.2 million for the three months ended June 29, 2001. This increase was attributable to an increase in insurance premiums of

$0.1 million, an increase in employee-related costs of $0.2 million due to increased headcount and an increase in professional fees and contract labor costs of $0.1 million.

     Other income (expense). Other income and (expense), net consists primarily of interest income earned on balances held in our interest bearing accounts, offset by interest expense on our convertible subordinated debentures and promissory notes. Other income was $0.6 million and $38,000 for the three-month periods ended June 29, 2001 and June 30, 2000, respectively. The majority of the increase in other income is due to the sale of the Gwydion development project ($0.4 million) and interest income of $0.2 million from our interest bearing accounts. Other expenses decreased $0.2 million from $0.5 million for the three months ended June 30, 2000 to $0.3 million for the three months ended June 29, 2001 primarily due to reduced interest expense of $0.3 million related to our Series DD convertible subordinated debentures, which were converted into common stock in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At June 29, 2001, we had $19.5 million in cash and cash equivalents. Cash used in operating activities for the three months ended June 29, 2001 was $6.7 million, as compared to $3.8 million for the three months ended June 30, 2000. The significant use of cash in operating activities during the three months ended June 29, 2001 resulted from our net losses of $4.5 million, an increase in inventories of $0.9 million, a decrease in accounts payable, accrued compensation and other accrued liabilities of $1.5 million, a decrease in deferred revenue of $0.7 million, offset by non-cash depreciation and amortization expenses of $0.6 million, inventory valuation allowance of $0.2 million, and non-cash expenses of $0.1 million for amortization of stock-based compensation. We plan to continue to adjust our operating expenses to reflect our anticipated business volume.

     Cash provided by investing activities for the three months ended June 29, 2001 was $0.4 million, as compared to cash used in investing activities of $0.4 million for the three months ended June 30, 2000. Capital expenditures of $0.3 million were primarily investments in computerized test equipment to test our products and additional computer equipment to support our business. We received proceeds of $1.0 million attributable to the sale of substantially all of the assets related to the Gwydion development project. Although we had no material commitments for capital expenditures as of June 29, 2001, we anticipate significant capital expenditures during the next twelve months.

     Net cash used in financing activities was $0.3 million for the three months ended June 29, 2001, as compared to net cash provided by financing activities of $2.6 million for the three months ended June 30, 2000. For the three months ended June 29, 2001, $0.1 million was attributable to the exercise of stock options, offset by payments against long-term liabilities of $0.4 million.

     The sale of substantially all of the assets related to the Gwydion project resulted in our violation of certain covenants contained in a loan and security agreement. As a result, the lender declared amounts owing under this loan agreement (approximately $2.3 million at August 9, 2001) due and payable. We are negotiating with the lender for a waiver of these covenant violations.

     We believe that our available cash reserves will be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures for fiscal year 2002. We currently intend to adjust our sales, marketing, engineering, service and support, manufacturing and administrative expenses to reflect our anticipated business volume. We may also invest in complementary products, license technology or make acquisitions. Thereafter, we may need additional funds for more rapid expansion of our business, unexpected expenditures or operating losses, responding to competitive pressures, developing new products and enhancements to our current products, or acquiring technologies or businesses. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of these debt securities could impose restrictions on our operations. Additional financing may not be available when needed, on favorable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging
Activities -- an amendment of FASB Statement No. 133." SFAS 133, SFAS 137 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, SFAS 137 and SFAS 138 are effective for fiscal years beginning after June 15, 2000. We currently have no derivative instruments and, therefore, the adoption of SFAS 133, SFAS 137 and SFAS 138 did not have a material impact on our financial position or our results of operations.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. We currently do not carry goodwill in our financial statements and do not believe that the adoption of SFAS 142 will have a material impact on our financial statements.

                                  RISK FACTORS

     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this report.

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE WE BEGAN DOING BUSINESS, ANTICIPATE CONTINUING LOSSES, AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

     We have accumulated losses of $84.0 million since we began doing business in 1983 through June 29, 2001, and we may never achieve or sustain profitability. We incurred a net loss of $4.5 million for the fiscal quarter ended June 29, 2001, and a net loss of $23.6 million for the year ended March 30, 2001. We will continue to incur significant expenses, particularly research and product development and sales and marketing expenses. We anticipate incurring net losses at least through the fiscal year ending March 29, 2002. We will need to generate significantly higher revenues to achieve profitability and recoup our accumulated losses. We cannot be certain that we will realize sufficient revenues to sustain our business.

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

A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES AND THE LOSS OF ANY OF THESE CUSTOMERS COULD HARM OUR BUSINESS.

     Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers, or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. In the fiscal quarter ended June 29, 2001, ten customers accounted for 85.2% of our net revenues, with Qwest, Unefon, iPCS and UbiquiTel PCS comprising approximately 20.5%, 15.9%, 12.8% and 10.5%, respectively. In the fiscal year ended March 30, 2001, 66.5% of our net revenues were derived from ten customers, with sales to one customer, UbiquiTel PCS, comprising 12.6%. When our products have been fully deployed in a customer's network or a customer's demands are otherwise satisfied, we must replace that customer's sales with those of new customers in order to maintain our sales volume.

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

DUE TO UNCERTAINTIES IN PRODUCTION FORECASTING, WE MAY EXPERIENCE UNEXPECTED SURPLUSES OR SHORTAGES OF INVENTORY.

     Our contracts with manufacturers require us to provide a rolling six-month forecast for production each month. The forecast for the first two months of the six-month forecast are considered firm purchase orders. If we fail to accurately predict our customers' demand for our products, we may be subject to shortages of certain products and surpluses of other products. If we fail to have an adequate supply of inventory for our products, we may be subject to cancellation of orders from our customers for these products. In addition, if we have a surplus of certain products, we may incur charges for excess or obsolete inventory. For example, in fiscal 2001, the Company's cost of revenue included $2.4 million related to inventory valuation allowance for excess and obsolete inventory.

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

     Our products are highly complex, designed to be deployed in complicated networks and may contain undetected defects, errors or failures. Although our products are tested during manufacturing prior to deployment, they can only be fully tested when deployed in commercial networks. Consequently, our customers may discover errors after the products have been deployed. The occurrence of any defects, errors or failures could result in installation delays, product returns, diversion of our resources, increased service and warranty costs, legal actions by our customers, increased insurance costs and other losses to us or to our customers or end users. For example, in fiscal 2001, the Company's cost of sales included $1.9 million related to warranty expense due to defects discovered in our products after installation and operation in our customers' networks. Any of these occurrences could also result in the loss of or delay in market acceptance of our products, which would harm our business and adversely affect our operating results and financial condition.

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

     As of June 29, 2001, we had four patents granted and four patent applications pending. It is possible that no patents will be issued from these pending applications or from future patent applications. Moreover, our currently issued patents and any patents issued in the future may not provide us with any competitive advantages over, or may be challenged by, third parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     We believe we do not have any significant exposures to quantitative and qualitative market risks. For the three months ended June 29, 2001, we did not have any derivative financial instruments or any derivative commodity instruments. Our financial instruments include trade accounts receivable, trade accounts payable, convertible subordinated debentures and a term note. Our accounts receivable and accounts payable are relatively short term in duration and as a consequence, are not exposed to significant interest rate changes and consequent fair value adjustments. Our cash equivalents are invested in interest bearing accounts, generally money market accounts of less than seven days' average maturity, and as a result are not subject to significant valuation adjustments due to interest rate changes. We also have a term loan, which bears interest at a fixed rate. As a result, the payments due under the term loan are not subject to adjustment due to interest rate changes. Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenues. Most of our international sales are in U.S. dollars and, therefore, are not subject to foreign currency exchange rate risk. At June 29, 2001, approximately 2.7% of our ending accounts receivable were denominated in a foreign currency and as a result, we were subject to foreign currency exchange risk on this amount. In addition, expenses of our international operations are denominated in each country's local currency and are subject to foreign currency exchange risk. Through June 29, 2001, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 8, 2000, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-1 (No. 333-31266) relating to the initial public offering of the Company's common stock. The net offering proceeds to the Company from its initial public offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $42.3 million. These proceeds were invested in high-quality short-term investments. Of these proceeds, approximately $1.7 million has been used to purchase equipment and a portion has been used for expansion of sales, marketing and future development of the Company's products and for general corporate purposes, including working capital. The Company intends to use the remaining proceeds to support its operations, to provide working capital and to repay notes payable of approximately $2.3 million.

     On August 8, 2001, the Company's Board of Directors approved the adoption of a Share Purchase Rights Plan (the "Plan"). Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.001 per share (the "Common Shares"), of the Company. The dividend is payable on August 29, 2001 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the "Preferred Shares"), at a price of $7.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement"), dated as of August 9, 2001, entered into between the Company and U.S. Stock Transfer Corporation, as rights agent (the "Rights Agent").

     Initially, the Rights will be evidenced by the stock certificates representing the Common Shares then outstanding, and no separate Right Certificates, as defined below, will be distributed. Until the earlier to occur of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding Common Shares (an "Acquiring Person") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate with or without a copy of the Summary of Rights, which is included in the Rights Agreement as Exhibit C thereof (the "Summary of Rights").

     Until the Distribution Date, the Rights will be transferable with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date, upon transfer or new issuance of Common Shares, will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender or transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation or a copy of the Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

     The Rights are not exercisable until the Distribution Date. The Rights will expire on August 29, 2011 (the "Final Expiration Date"), unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

     The Purchase Price payable, and the number of Preferred Shares or other securities or other property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for or purchase Preferred Shares at a price, or securities convertible into Preferred Shares with a conversion price, less than the then current market price of the Preferred Shares or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above). The exercise of Rights for Preferred Shares is at all times subject to the availability of a sufficient number of authorized but unissued Preferred Shares.

     The number of outstanding Rights and the number of one one-hundredths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidation or combinations of the Common Shares occurring, in any case, prior to the Distribution Date.

     Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 but will be entitled to an aggregate dividend of 100 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares would be entitled to a minimum preferential liquidation payment of $100 per share, but would be entitled to receive an aggregate payment equal to 100 times the payment made per Common Share. Each Preferred Share will have 100 votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount of consideration received per Common Share. These rights are protected by customary anti-dilution provisions. Because of the nature of the Preferred Shares' dividend and liquidation rights, the value of one one-hundredth of a Preferred Share should approximate the value of one Common Share. The Preferred Shares would rank junior to any other series of the Company's preferred stock.

     In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its associates and affiliates (which will thereafter be void), will for a 60-day period have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right (or, if such number of shares is not and cannot be authorized, the Company may issue Preferred Shares, cash, debt, stock or a combination thereof in exchange for the Rights). This right will terminate 60 days after the date on which the Rights become nonredeemable (as described below), unless there is an injunction or similar obstacle to exercise of the Rights, in which event this right will terminate 60 days after the date on which the Rights again become exercisable.

     Generally, under the Plan, an "Acquiring Person" shall not be deemed to include (i) the Company, (ii) a subsidiary of the Company, (iii) any employee benefit or compensation plan of the Company, or (iv) any entity holding Common Shares for or pursuant to the terms of any such employee benefit or compensation plan. In addition, except under limited circumstances, no person or entity shall become an Acquiring Person as the result of the acquisition of Common Shares by the Company which, by reducing the number of shares outstanding, increases the proportionate number of shares beneficially owned by such person or entity to 20% or more of the Common Shares then outstanding. Further, except under certain circumstances, no person shall become an Acquiring Person due to the acquisition of Common Shares directly from the Company.

     In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates or certain other persons in which such persons have an interest, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

     At any time after an Acquiring Person becomes an Acquiring Person and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one Common Share, or one one-hundredth of a Preferred Share, per Right (or, at the election of the Company, the Company may issue cash, debt, stock or a combination thereof in exchange for the Rights), subject to adjustment.

     With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractions which are integral multiples of the number of one one-hundredths of a Preferred Share issuable upon the exercise of one Right, which may, at the election of the Company, be evidenced by depositary receipts), and in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

     At any time prior to the earliest of (i) such time as a person becomes an Acquiring Person or (ii) the Final Expiration Date, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (the "Redemption Price"). Following the expiration of the above periods, the Rights become nonredeemable. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

     The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as the rights are distributed no such amendment may adversely affect the interest of the holders of the Rights excluding the interests of an Acquiring Person.

     Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be amended to permit such acquisition or redeemed by the Company at $.001 per Right prior to the earliest of (i) the time that a person or group has acquired beneficial ownership of 20% or more of the Common Shares or (ii) the final expiration date of the rights.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.7     Certificate of Designation of Series A Junior Participating
          Preferred Stock.
  4.8     Rights Agreement, dated as of August 9, 2001, between
          Repeater Technologies, Inc. and U.S. Stock Transfer
          Corporation, including Form of Right Certificate.
 99.1     Press Release, dated as of August 9, 2001, entitled
          "Repeater Technologies, Inc. Adopts Stockholder Rights
          Plan."

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended June 29, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REPEATER TECHNOLOGIES, INC.

                                          By:    /s/ TIMOTHY A. MARCOTTE
                                            ------------------------------------
                                                    Timothy A. Marcotte
                                                 Executive Vice President,
                                                  Chief Operating Officer
                                                and Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

Date: August 13, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.7     Certificate of Designation of Series A Junior Participating
          Preferred Stock.
  4.8     Rights Agreement, dated as of August 9, 2001, between
          Repeater Technologies, Inc. and U.S. Stock Transfer
          Corporation, including Form of Right Certificate.
 99.1     Press Release, dated as of August 9, 2001, entitled
          "Repeater Technologies, Inc. Adopts Stockholder Rights
          Plan."