Form 10-Q
period 2001-09-28
REPEATER TECHNOLOGIES INC
filed 2001-11-13
CIK 1052246

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2001

                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO           .

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

     The number of shares of the Registrant's common stock outstanding as of November 8, 2001 was 23,876,137.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       ----
                      PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)............................    2
         Condensed Consolidated Balance Sheets.......................    2
         Condensed Consolidated Statements of Operations.............    3
         Condensed Consolidated Statements of Cash Flows.............    4
         Notes to Condensed Consolidated Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition    10
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures of Market Risk.....   24

                        PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   25
Item 2.  Changes in Securities and Use of Proceeds...................   25
Item 3.  Defaults Upon Senior Securities.............................   25
Item 4.  Submission of Matters to a Vote of Security Holders.........   26
Item 5.  Other Information...........................................   26
Item 6.  Exhibits and Reports on Form 8-K............................   26
Signatures...........................................................   28
Exhibit Index........................................................   29

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          REPEATER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                              SEPTEMBER 28,   MARCH 30,
                                                                  2001          2001
                                                              -------------   ---------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 13,777      $ 26,084
  Accounts receivable, net..................................       2,879         3,584
  Inventories, net..........................................       6,997         7,960
  Other current assets......................................         641           541
                                                                --------      --------
          Total current assets..............................      24,294        38,169
Service parts, net..........................................         759           890
Property and equipment, net.................................       3,351         3,710
Other assets................................................          98           117
                                                                --------      --------
          Total assets......................................    $ 28,502      $ 42,886
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,233      $  4,406
  Accrued compensation......................................         521           831
  Other accrued liabilities.................................       1,504         2,200
  Deferred revenue..........................................         769         1,500
  Notes payable.............................................       1,885         2,641
  Current portion of capital lease obligations..............         308           395
                                                                --------      --------
          Total current liabilities.........................       7,220        11,973
Deferred revenue, net of current portion....................       1,024           900
Capital lease obligations, net of current portion...........           9           141
                                                                --------      --------
          Total liabilities.................................       8,253        13,014
                                                                --------      --------
Stockholders' equity:
  Common Stock, $0.001 par value; 70,000,000 shares
     authorized; 23,838,478 and 23,215,021 shares issued and
     outstanding at September 28, 2001 and March 30, 2001,
     respectively...........................................          24            23
  Additional paid in capital................................     110,446       111,339
  Unearned stock-based compensation.........................        (843)       (1,968)
  Accumulated deficit.......................................     (89,378)      (79,522)
                                                                --------      --------
          Total stockholders' equity........................      20,249        29,872
                                                                --------      --------
          Total liabilities and stockholders' equity........    $ 28,502      $ 42,886
                                                                ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,
                                                2001            2000            2001            2000
                                            -------------   -------------   -------------   -------------
Net revenues..............................     $ 3,728         $ 4,870        $  7,630        $ 12,225
Cost of revenues..........................       4,212           3,944           7,935           8,963
                                               -------         -------        --------        --------
Gross profit/(loss).......................        (484)            926            (305)          3,262
                                               -------         -------        --------        --------
Operating expenses:
  Research and development................       1,737           4,240           3,752           6,716
  Sales and marketing.....................       1,807           2,620           3,563           4,802
  General and administrative..............       1,320             977           2,548           1,821
                                               -------         -------        --------        --------
          Total operating expenses........       4,864           7,837           9,863          13,339
                                               -------         -------        --------        --------
Loss from operations......................      (5,348)         (6,911)        (10,168)        (10,077)
Other income/(expense), net...............          10          (1,861)            312          (2,353)
                                               -------         -------        --------        --------
Net loss..................................     $(5,338)        $(8,772)       $ (9,856)       $(12,430)
                                               =======         =======        ========        ========
Net loss per common share -- basic and
  diluted.................................     $ (0.23)        $ (0.62)       $  (0.43)       $  (1.48)
                                               =======         =======        ========        ========
Shares used in net loss per common share
  calculation -- basic and diluted........      23,154          14,070          23,023           8,383
                                               =======         =======        ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 28,   SEPTEMBER 29,
                                                                  2001            2000
                                                              -------------   -------------
Cash Flows used in Operating Activities:
Net loss....................................................    $ (9,856)       $(12,430)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       1,034             600
  Provision for losses on accounts receivable...............          78             (10)
  Provision for writedowns on inventories...................         874             232
  Amortization of unearned stock-based compensation.........          54           4,069
  Non cash interest expense.................................          --           1,635
  Amortization of debt discount and debt issuance costs.....          88              95
  Issuance of equity instruments under license agreement....          --              20
  Gain on sale of Gwydion development project...............        (357)             --
  Changes in operating assets and liabilities:
     Accounts receivable....................................         626          (2,537)
     Inventories............................................        (363)         (3,651)
     Other current assets...................................         (81)           (378)
     Accounts payable.......................................      (2,428)           (713)
     Accrued compensation...................................        (310)            110
     Other accrued liabilities..............................        (580)            240
     Deferred revenue.......................................        (607)          2,229
                                                                --------        --------
       Net cash used in operating activities................     (11,828)        (10,489)
                                                                --------        --------
Cash Flows from Investing Activities:
  Proceeds from sale of Gwydion development project.........         969              --
  Purchase of field service parts...........................        (218)           (144)
  Purchase of property and equipment........................        (348)         (1,149)
                                                                --------        --------
       Net cash (used in)/provided by investing
        activities..........................................         403          (1,293)
                                                                --------        --------
Cash Flows from Financing Activities:
  Principal payments on notes payable.......................        (844)           (890)
  Payments on capital lease obligations.....................        (218)           (246)
  Proceeds from series EE convertible subordinated
     debentures.............................................          --           5,100
  Net proceeds from issuance of common stock under initial
     public offering........................................          --          43,434
  Issuance of common stock from exercise of stock options...         180             175
                                                                --------        --------
       Net cash (used in)/provided by financing
        activities..........................................        (882)         47,573
                                                                --------        --------
Net increase/(decrease) in cash and cash equivalents........     (12,307)         35,791
Cash and cash equivalents at beginning of the period........      26,084           4,823
                                                                --------        --------
Cash and cash equivalents at end of the period..............    $ 13,777        $ 40,614
                                                                ========        ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest....................................    $    169        $    691
  Taxes paid................................................    $     17        $      1

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 29, 2001
                                  (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of September 28, 2001 and for the three and six-month periods ended September 28, 2001 and September 29, 2000 have been prepared by Repeater Technologies, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of March 30, 2001 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended March 30, 2001, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 28, 2001.

     The results of operations for the three and six months ended September 28, 2001 are not necessarily indicative of the results that may be expected for the year ending March 29, 2002 or any other future interim period, and the Company makes no representations related thereto.

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

REVENUE RECOGNITION

     The Company's revenues are derived primarily from the sale of the Company's hardware products and accessories. Revenue is recognized upon shipment or delivery to the customer, depending upon the terms of the sale, where there is a purchase order or a sales agreement and collectibility of the resulting receivable is reasonably assured. Where a purchase order or a sales agreement contains a customer acceptance clause, the Company defers revenue until the acceptance criteria have been met.

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

     Sales to distributors -- Revenues generated from certain foreign countries are derived from sales to distributors. The Company does not grant return rights, exchange rights or price protection rights. Payment terms are on average 60 days after invoice and the Company usually requires an irrevocable letter of credit.

                          REPEATER TECHNOLOGIES, INC.

Revenue from distributors is recognized upon shipment or delivery to the distributor, depending on sales terms.

     Sales through agents -- The Company's sales agents act strictly as sales representatives and receive commission which is recorded in sales and marketing expenses. The Company bills the end user directly and revenue is recognized upon shipment or delivery to the end-user, depending upon the terms of the sale.

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

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of net book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial statements.

                          REPEATER TECHNOLOGIES, INC.

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

     During the three months ended September 28, 2001, two customers accounted for approximately 32% and 24% of net revenues. During the six months ended September 29, 2000, two customers accounted for approximately 15% and 10% of net revenues. As of September 28, 2001, two customers accounted for approximately 40% and 29% of total receivables. As of March 30, 2001, two customers accounted for approximately 21% and 16% of total receivables.

NET LOSS PER COMMON SHARE

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible subordinated debentures and convertible preferred stock. Options, warrants, convertible subordinated debentures and convertible preferred stock were not included in the computation of diluted net loss per share for the three and six-month periods ended September 28, 2001 and September 29, 2000 because the effect would be anti-dilutive. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net loss per share follows (in thousands, except per share data):

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,
                                                2001            2000            2001            2000
                                            -------------   -------------   -------------   -------------
Numerator:
Net loss..................................     $(5,338)        $(8,772)        $(9,856)       $(12,430)
                                               -------         -------         -------        --------
Denominator:
  Weighted average common shares
     outstanding..........................      23,727          14,709          23,596           9,022
  Weighted average unvested common shares
     subject to repurchase................        (573)           (639)           (573)           (639)
                                               -------         -------         -------        --------
Denominator for basic and diluted
  calculation.............................      23,154          14,070          23,023           8,383
                                               =======         =======         =======        ========
Net loss per common share-basic and
  diluted.................................     $ (0.23)        $ (0.62)        $ (0.43)       $  (1.48)
                                               =======         =======         =======        ========

     The following securities have not been included in the computation of diluted net loss per share as they are anti-dilutive (in thousands):

                                                             SEPTEMBER 28,   SEPTEMBER 29,
                                                                 2001            2000
                                                             -------------   -------------
Options outstanding........................................      5,025           4,119
Warrants outstanding.......................................        250             250
Unvested common stock......................................        573             639
                                                                 -----           -----
                                                                 5,848           5,008
                                                                 =====           =====

                          REPEATER TECHNOLOGIES, INC.

BALANCE SHEET COMPONENTS (IN THOUSANDS):

     Inventories consisted of the following:

                                                              SEPTEMBER 28,   MARCH 30,
                                                                  2001          2001
                                                              -------------   ---------
Raw materials...............................................     $ 2,730       $ 2,471
Work in process.............................................       1,054            91
Finished goods..............................................       6,912         9,176
                                                                 -------       -------
                                                                  10,696        11,738
Less: allowance.............................................      (3,699)       (3,778)
                                                                 -------       -------
                                                                 $ 6,997       $ 7,960
                                                                 =======       =======

DISPOSAL OF ASSETS

     In November 1999, in connection with the acquisition of substantially all of the assets of The Gwydion Company, LLC, the Company issued 573,334 shares of common stock to the members of Gwydion. These shares were to be held in an escrow account and subject to the Company's right of repurchase for $1.00 in the aggregate until certain performance criteria were met. The Company revalued these shares at the end of each reporting period until April 20, 2001, at which time the Company entered into an agreement to sell substantially all of the assets of the Gwydion development project. Total compensation expense recorded related to these shares was $579,000 in the aggregate. The consideration received for the sale was approximately $969,000 in cash. The Company recorded a gain on sale of approximately $357,000 in the three months ended June 29, 2001 in relation to the sale of substantially all of the assets of the Gwydion development project.

     In May 2001, the Company filed an escrow claim with Gwydion and the escrow agent to assert the Company's right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration. Gwydion and its members have disputed this claim and on September 17, 2001 filed direct and stockholder derivative lawsuits against the Company and certain of its current and former directors and officers claiming breach of contract, fraud, intentional and negligent misrepresentation, and breach of fiduciary duty, and requesting damages and attorney's fees. While the Company believes that the plaintiffs' claims are without merit and intends to vigorously defend itself against these allegations, it cannot predict the ultimate outcome of the lawsuits.

     The sale of substantially all of the assets related to the Gwydion project resulted in the Company's violation of a loan and security agreement covenant that prohibits the Company from the sale of any assets over $25,000 that is outside of the ordinary course of business prior to its obtaining written approval from the lender. As a result, the lender declared the loan in default and amounts owing under this loan agreement (approximately $1.9 million at September 28, 2001) immediately due and payable. The Company received a waiver for this covenant violation and subsequent default on October 30, 2001 and has agreed with the lender to repay the remaining balance of this loan by March 2002 in equal installments.

STOCKHOLDER RIGHTS PLAN

     On August 8, 2001, the Company's Board of Directors approved the adoption of a Share Purchase Rights Plan. The description and terms of the Rights are set forth in a Rights Agreement, dated as of August 9, 2001, entered into between the Company and U.S. Stock Transfer Corporation, as rights agent, filed as an exhibit to the Company's Form 10-Q for the quarter ended June 29, 2001. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors.

                          REPEATER TECHNOLOGIES, INC.

SUBSEQUENT EVENTS

  WORKFORCE REDUCTION

     On October 12, 2001, the Company implemented a workforce reduction of 28 employees. The total cost incurred in relation to this workforce reduction was approximately $128,000, which will be recorded as payroll expense during the three months ending December 28, 2001.

  CHINA ORDER -- LOSS CONTINGENCY

     On October 22, 2001, the Company announced that the delivery of products against an order worth $11 million by the Company's distributor in China would be extended for a significant length of time and will most likely be in volumes substantially lower than originally anticipated. The Company shipped $565,000 worth of products against the $11 million order during the three months ended September 28, 2001; however, the distributor's initial order from China Unicom was for less than 10 percent of what the Company had anticipated. The management is expecting that the order from the Company's distributor will ultimately be for substantially less than $11 million and that the delivery schedule will extend beyond March 29, 2002. The Company had placed an order with its contract manufacturer of approximately $5.6 million in relation to this order. Management is working with its contract manufacturer to minimize the Company's exposure due to the reduced expectations from China and assessing the potential exposure. Management has not yet completed a final analysis of the potential exposure related to the China order. The potential cancellation penalty and inventory writedown are not estimable at this time.

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

     Beginning in our year ended March 31, 1997, we changed our strategic focus and re-directed our resources to the development and marketing of repeaters for wireless networks based on the CDMA digital standard. This wireless standard offered us the opportunity to develop a new type of repeater, which we call our Network Repeater, that, in conjunction with CDMA base stations, enables wireless service providers to deploy or extend CDMA wireless networks in non-urban areas at a significantly reduced cost. CDMA technology is not as widely deployed, and the customer base for CDMA-based products is not as broad, as compared to other digital standards. Our Network Repeaters, along with the associated network management system, are designed specifically to operate as an integrated network element within a CDMA wireless network, extending the coverage area of a CDMA base station without compromising the quality of the wireless service. We have licensed a portion of the technology for our CDMA-based repeaters from one of our former executives through a license agreement entered into in May 1998. Our ability to continue to deploy our existing products and to develop new products incorporate this technology depends significantly upon this license. We shipped our first Network Repeaters for CDMA wireless networks in May 1997.

     Since our inception, we have used stock option programs for employees as compensation to attract strong business and technical talent. Stock-based compensation consists of the difference between the deemed fair market value of stock options and the exercise price of these grants. This difference is being amortized on an accelerated basis over the vesting period of the grants, generally four years. For the six-month periods ended September 28, 2001 and September 29, 2000, we recorded $52,000 and $1.9 million, respectively, of stock-based compensation expense in connection with options granted to employees and consultants.

     In November 1999, in connection with our acquisition of substantially all of the assets of The Gwydion Company, LLC, we issued 573,334 shares of our common stock to the members of Gwydion. These shares were to be held in an escrow account and subject to our right of repurchase for $1.00 in the aggregate until certain performance criteria were met. We revalued these shares at the end of each reporting period until April 20, 2001, at which time we entered into an agreement to sell substantially all of the assets of the Gwydion development project. Total compensation expense recorded related to these shares was $579,000 in the aggregate. The consideration received for the sale was approximately $969,000 in cash. We recorded a gain on sale of approximately $357,000 in the three months ended June 29, 2001 in relation to the sale of substantially all of the assets of the Gwydion development project. In May 2001, we filed an escrow claim with Gwydion and the escrow agent to assert our right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration. Gwydion and its members have disputed this claim and on

September 17, 2001 filed direct and stockholder derivative lawsuits against us and certain of our current and former directors and officers claiming breach of contract, fraud, intentional and negligent misrepresentation, and breach of fiduciary duty, and requesting damages and attorney's fees. While we believe that the plaintiff's claims are without merit and intend to vigorously defend ourselves against these allegations, we cannot predict the ultimate outcome of the lawsuits.

     On October 12, 2001, we implemented a workforce reduction of 28 employees. The total cost incurred in relation to this workforce reduction was approximately $128,000, which will be recorded as payroll expense during the three months ending December 28, 2001. We will continue to adjust our sales, marketing, engineering, service and support, manufacturing and administrative expenses to reflect our anticipated business volume.

     On October 22, 2001, we announced that the delivery of products against an order worth $11 million by our distributor in China would be extended for a significant length of time and will most likely be in volumes substantially lower than originally anticipated. We shipped $565,000 worth of products against the $11 million order during the three months ended September 28, 2001; however, our distributor's initial order from China Unicom was for less than 10 percent of what we had anticipated. We are expecting that the order from our distributor will ultimately be for substantially less than $11 million and that the delivery schedule will extend beyond March 29, 2002. We had placed an order with our contract manufacturer of approximately $5.6 million in relation to this order. We are working with our contract manufacturer to minimize the exposure due to the reduced expectations from China and assessing the potential exposure. We have not yet completed a final analysis of the potential exposure related to the China order. The potential cancellation penalty and inventory writedown are not estimable at this time. Any units in excess of the requirement in China can potentially be sold to other customers; however, there can be no assurance that we will be successful in selling any or all of these units.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net revenues for the periods indicated:

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,
                                                2001            2000            2001            2000
                                            -------------   -------------   -------------   -------------
                                             (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Net revenues..............................      100.0%          100.0%          100.0%          100.0%
Cost of revenues..........................      113.0            81.0           104.0            73.3
                                               ------          ------          ------          ------
Gross margin..............................      (13.0)           19.0            (4.0)           26.7
                                               ------          ------          ------          ------
Operating expenses:
  Research and development................       46.6            87.1            49.2            54.9
  Sales and marketing.....................       48.5            53.8            46.7            39.3
  General and administrative..............       35.4            20.0            33.4            14.9
                                               ------          ------          ------          ------
          Total operating expenses........      130.5           160.9           129.3           109.1
                                               ------          ------          ------          ------
Loss from operations......................     (143.5)         (141.9)         (133.3)          (82.4)
Other expense, net........................        0.3           (38.2)            4.1           (19.3)
                                               ------          ------          ------          ------
Net loss..................................     (143.2)%        (180.1)%        (129.2)%        (101.7)%
                                               ======          ======          ======          ======

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

     Net revenues decreased $1.2 million, or 23.4%, from $4.9 million for the three months ended September 29, 2000 to $3.7 million for the three months ended September 28, 2001. This decrease was primarily due to decreased shipments of our CDMA-based repeaters, which we believe is due to an overall slowdown in the U.S. economy and reduced or deferred capital expenditures by our customers worldwide. During the three months ended September 28, 2001, 88.2% of our net revenues were derived from ten customers, with sales to two customers, Beijing Telecom and Telepak Inc., comprising approximately 32.1% and 24.0%, respectively. During the three months ended September 29, 2000, 75.9% of our net revenues were derived from ten customers, with sales to two customers, Verizon Wireless and Ubiquitel PCS, comprising approximately 15.1% and 10.1%, respectively. International sales accounted for 47.3% of net revenues during the three months ended September 28, 2001, as compared to 39.6% during the three months ended September 29, 2000.

     For the six months ended September 28, 2001, net revenues decreased $4.6 million, or 37.6%, from the six months ended September 29, 2000. This decrease was primarily due to decreased shipments of our CDMA-based repeaters, which we believe is due to an overall slowdown in the U.S. economy and reduced or deferred capital expenditures by our customers worldwide. During the six months ended September 28, 2001, 77.9% of our net revenues were from ten customers, with sales to three customers Beijing Telecom, Telepak, Inc. and Qwest, comprising 15.7%, 11.7% and 10.7%, respectively. During the six months ended September 29, 2000, 69.5% of our net revenues were from ten customers, with sales to one customer, Comsyst Pty Limited, comprising approximately 15.5%. International sales accounted for 35.4% of net revenues during the six months ended September 28, 2001, compared to 40.4% during the six months ended September 29, 2000.

     In the quarter ended December 29, 2000 we began to experience a slowdown in the booking of orders from new and existing customers and certain customers requested delays in shipment of existing orders. To date we have experienced postponements of approximately $ 10 million in orders that were initially planned to be shipped within the last 12 months. Our customers may further delay or cancel these orders without any repercussion or penalty. While the reasons for these trends are uncertain, they may be attributable to an overall slowdown in the economy and in the telecommunications industry in particular, reduced or deferred capital expenditures by our customers, or a difficulty by some customers in obtaining financing. These trends have continued through September 28, 2001 and have adversely affected our net revenues, business, financial condition and results of operations, as indicated by the reduction in our net revenues for the three and six-months ended September 28, 2001 as compared to three and six-months ended September 29, 2000. If these trends continue further or accelerate, our net revenues, business, financial condition and results of operations would continue to be adversely affected.

     We have experienced downward pressure on our selling prices as a result of our entering into volume sale agreements with some customers and general competitive pressures. We expect that our selling prices will continue to decline for the foreseeable future. If we cannot offset declines in selling prices by increasing our sales volumes, introducing new products with higher prices or reducing manufacturing costs, our revenues or gross margins will decline. These competitive pressures may also result in longer sales cycles and loss of customers. If we fail to significantly increase our sales of Network Repeaters and the deployment of RepeaterHybrid Networks or to broaden our customer base, we may fail to generate sufficient revenues to sustain our business.

     Cost of revenues and gross margin. Our cost of revenues consists of the costs of the various components used to assemble our products, third-party charges to assemble and test the products, the overhead cost of the operations department, inventory valuation allowance, the direct costs of network design services we sell to our customers and the cost of providing customer service, including warranty and repair charges. Our gross margin is affected by the level of demand for our products and services, new product introductions by us and our competitors, competitive pressures and the costs of the various components and production services provided by our vendors. If we are unable to offset our expected decline in selling prices with lower unit costs, our gross profits may decline. Additionally, as part of volume and other sales agreements, we sell our products at a reduced margin to certain customers. If sales to these customers represent an increased portion of sales in any quarter, we may experience a reduction in our gross margins. Warranty reserve, inventory valuation allowance and similar charges also have a significant effect on gross margin in any one particular quarter. These reserves and allowances are based on management's reasonable estimates. If events and circumstances cause management to revise these estimates and therefore increase these reserves and allowances, such revision might have an adverse effect on our gross margins. For example, any cancellation penalty and potential inventory writedown in relation to the China order could have an adverse effect on our gross margins, results of operations and financial condition.

     Cost of revenues increased $0.3 million, or 7.7%, from $3.9 million for the three months ended September 29, 2000 to $4.2 million for the three months ended September 28, 2001. The gross profit margin decreased 32.0 percentage points from 19.5% for the three months ended September 29, 2000 to negative 13% for the three months ended September 28, 2001. The majority of the 32.0 percentage point decrease in gross margin was due to increases in (i) direct material costs of
11.9 percentage points because our average sales prices decreased, (ii) inventory allowances of 19.5 percentage points in relation to increased reserves for excess accessories and raw materials, and (iii) payroll and other costs of
9.3 percentage points which were offset by a decrease in stock-based compensation of 8.7 percentage points.

     Cost of revenues decreased $1.1 million, or 12.2%, from $9.0 million for the six months ended September 29, 2000 to $7.9 million for the six months ended September 28, 2001. The gross profit margin decreased 30.7 percentage points from 26.7% for the six months ended September 29, 2000 to negative 4% for the six months ended September 28, 2001. The majority of this 30.7 percentage point decrease in gross profit margin is due to increases in (i) direct material costs of 4.0 percentage points because our average sales prices decreased, (ii) inventory provisions of 11.5 percentage points, (iii) warranty expense of 1.8 percentage points, (iv) new product introduction costs of 1.9 percentage points, and (v) other costs of revenue, which consist of manufacturing overhead and customer service expenditures, of 17.6 percentage points, partially offset by a decrease in stock-based compensation of 6.1 percentage points.

     Research and development. Research and development expenses consist primarily of expenses incurred in the design and development of our products and our proprietary technology. Research and development expenses decreased $2.5 million, or 59.1%, from $4.2 million for the three months ended September 29, 2000 to $1.7 million for the three months ended September 28, 2001. This decrease was due to the following factors: (i) a decrease in product development expenses for in-building products of $0.6 million due to the termination of the Gwydion development project, (ii) a decrease in the amortization of variable stock-based compensation attributable to the acquisition of Gwydion of $1.8 million, and (iii) a decrease in the amortization of stock-based compensation of $0.3 million, offset by an increase of $0.2 million due to the increase in the number of outside contractors we used for research and development activities.

     Research and development expenses decreased $3.0 million, or 45.0%, from $6.7 million for the six months ended September 29, 2000 to $3.7 million for the six months ended September 28, 2001. This decrease was due to the following factors: (i) a decrease in product development expenses for in-building products of $1.0 million due to the termination of the Gwydion development project, (ii) a decrease in the amortization of variable stock-based compensation attributable to the acquisition of Gwydion of $2.1 million, and (iii) a decrease in the amortization of stock-based compensation of $0.6 million. These decreases were offset by an increase of $0.4 million due to the increase in the number of outside contractors we used for research and development activities and material purchased of $0.3 million.

     We expect to continue to incur significant expenses in the development of our next generation of products to serve the emerging high-speed wireless markets.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, consulting fees, trade show expenses, travel expenses, advertising, direct marketing expenses and associated overhead expenses. Sales and marketing expenses decreased $0.8 million, or 30.8%, from $2.6 million for the three months ended September 29, 2000 to $1.8 million for the three months ended September 29, 2001. This decrease was due to reduced sales commissions of $0.1 million due to the decline in revenues, a decrease in travel- and trade show-related expenses of $0.3 million, a reduction in payroll costs and contract labor of $0.2 million and a decrease in the amortization of stock-based compensation of $0.3 million, partially offset by UK sales office costs of $0.1 million comprised mainly of salaries.

     Sales and marketing expenses decreased $1.2 million, or 25.8%, from $4.8 million for the six months ended September 29, 2000 to $3.6 million for the six months ended September 29, 2001. This decrease was due to reduced sales commissions of $0.3 million due to the decline in revenues, a decrease in travel- and trade show-related expenses of $0.5 million, a reduction in payroll costs of $0.3 million and a decrease in the amortization of stock-based compensation of $0.3 million, partially offset by UK sales office costs of $0.2 million comprised mainly of salaries.

     General and administrative. General and administrative expenses consist primarily of expenses for finance, corporate management, general office administration, insurance, amortization of stock-based compensation, and legal, accounting and other professional fees. General and administrative expenses increased $0.3 million, or 35.1%, from $1.0 million for the three months ended September 29, 2000 to $1.3 million for the three months ended September 28, 2001. This increase was attributable to an increase in insurance premiums of $0.1 million, an increase in payroll-related costs of $0.2 million due to increased headcount and an increase in professional fees and contract labor costs of $0.1 million, partially offset by a reduction in amortization of stock-based compensation of $0.1 million.

     General and administrative expenses increased $0.7 million, or 40.0%, from $1.8 million for the six months ended September 29, 2000 to $2.5 million for the six months ended September 28, 2001. This increase was attributable to an increase in insurance premiums of $0.2 million, an increase in payroll-related costs of $0.4 million due to increased headcount, an increase in professional fees and contract labor costs of $0.2 million, and an increase in allowance for doubtful debts of $0.1 million, partially offset by a reduction in amortization of stock-based compensation of $0.2 million.

     Other income (expense). Other income and (expense), net consists primarily of interest income earned on balances held in our interest-bearing accounts, offset by interest expense on our convertible subordinated debentures and promissory notes. Other income was $0.2 million and $0.1 million for the three-month periods ended September 28, 2001 and September 29, 2000, respectively. The increase in other income was due to increased interest income from our interest-bearing accounts and VAT refund we received. Other expense decreased $1.7 million from $1.9 million for the three months ended September 29, 2000 to $0.2 million for the three months ended September 28, 2001 primarily due to the beneficial conversion feature of $1.1 million associated with our Series EE convertible subordinated debentures and fair value of $0.5 million of the warrants issued in connection with the Series EE convertible subordinated debentures recorded during the three months ended September 29, 2000.

     For the six months ended September 28, 2001, other income was $0.7 million, compared to $ 0.2 million for the six-month period ended September 29, 2000. The increase in other income was primarily due to the sale of the Gwydion development project of $0.4 million, increased interest income from our interest-bearing accounts and VAT refund we received. Other expense decreased $2.1 million from $2.5 million for the six months ended September 29, 2000 to $0.4 million for the six months ended September 28, 2001 primarily due to the beneficial conversion feature of $1.1 million associated with the Series EE convertible subordinated debentures, fair value of $0.5 million of the warrants issued in connection with the Series EE convertible subordinated debentures and $0.3 million in interest expense in relation to our term debt.

LIQUIDITY AND CAPITAL RESOURCES

     At September 28, 2001, we had $13.8 million in cash and cash equivalents. Cash used in operating activities for the six months ended September 28, 2001 was $11.8 million, as compared to $10.5 million for the six months ended September 29, 2000. The significant use of cash in operating activities during the six months ended September 28, 2001 resulted from our net losses of $9.9 million, an increase in inventories of $0.4 million, a decrease in accounts payable, accrued compensation and other accrued liabilities of $3.3 million, a decrease in deferred revenue of $0.6 million, offset by non-cash depreciation and amortization expenses of $1.0 million, inventory valuation allowance of $0.9 million, a decrease in accounts receivable of $0.6 million, and non-cash expenses of $0.1 million for amortization of stock-based compensation. We plan to continue to adjust our operating expenses to reflect our anticipated business volume.

     Cash provided by investing activities for the six months ended September 28, 2001 was $0.4 million, as compared to cash used in investing activities of $1.3 million for the six months ended September 29, 2000. Capital expenditures of $0.3 million were primarily investments in computerized test equipment to test our products and additional computer equipment to support our business. We received proceeds of $1.0 million attributable to the sale of substantially all of the assets related to the Gwydion development project. Although we had no material commitments for capital expenditures as of September 28, 2001, we anticipate significant capital expenditures during the next twelve months.

     Net cash used in financing activities was $0.9 million for the six months ended September 28, 2001, as compared to net cash provided by financing activities of $47.6 million for the six months ended September 29, 2000. For the six months ended September 28, 2001, $0.2 million was attributable to the exercise of stock options, offset by payments against long-term liabilities of $1.1 million.

     The sale of substantially all of the assets related to the Gwydion project resulted in our violation of a loan and security agreement covenant that prohibits us from the sale of any assets over $25,000 that is outside of the ordinary course of business prior to our obtaining written approval from the lender. As a result, the lender declared the loan in default and amounts owing under this loan agreement (approximately $1.9 million at September 28, 2001) immediately due and payable. We received a waiver for this covenant violation and subsequent default on October 30, 2001 and have agreed with the lender to repay the remaining balance of this loan by March 2002 in equal installments.

     We believe that our available cash reserves will be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures through June 2002. We will continue to adjust our sales, marketing, engineering, service and support, manufacturing and administrative expenses to reflect our anticipated business volume. We may also invest in complementary products, license technology or make acquisitions. Thereafter, we may need additional funds for more rapid expansion of our business, unexpected expenditures or operating losses, responding to competitive pressures, developing new products and enhancements to our current products, or acquiring technologies or businesses. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of these debt securities could impose restrictions on our operations. Additional financing may not be available when needed, on favorable terms, or at all.

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

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of net book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 144 to have a significant impact on our financial statements.

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

 WE HAVE INCURRED SIGNIFICANT LOSSES SINCE WE BEGAN DOING BUSINESS, ANTICIPATE CONTINUING LOSSES, AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

     We have accumulated losses of $89.4 million since we began doing business in 1983 through September 28, 2001, and we may never achieve or sustain profitability. We incurred a net loss of $9.9 million for the six month ended September 28, 2001, and a net loss of $23.6 million for the year ended March 30, 2001. We will continue to incur significant expenses, particularly research and product development and sales and marketing expenses. We anticipate incurring net losses at least through the fiscal year ending March 29, 2002. We will need to generate significantly higher revenues to achieve profitability and recoup our accumulated losses. We cannot be certain that we will realize sufficient revenues to sustain our business.

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

     In the quarter ended December 29, 2000 we began to experience a slowdown in the booking of orders from new and existing customers and certain customers requested delays in shipment of existing orders. Our customers may further delay or cancel these orders without any repercussion or penalty. To date we have experienced postponements of approximately $ 10 million in orders that were initially planned to be shipped within the last 12 months. While the reasons for these trends are uncertain, they may be attributable to an overall slowdown in the economy, particularly in the telecommunications industry, reduced or deferred capital expenditures by our customers or difficulty by some customers in obtaining financing. These trends have continued through September 28, 2001 and have adversely affected our net revenues, business, financial condition and results of operations, as indicated by the reduction in our net revenues for the three and six-months ended September 28, 2001 as compared to three and six-months ended September 29, 2000. If these trends continue further or accelerate, our net revenues, business, financial condition and results of operations would continue to be adversely affected.

 WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE WHICH MAY NOT BE AVAILABLE TO US AND WE MAY NEED TO RESTRUCTURE OUR ORGANIZATION.

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

     In response to changes in industry and market conditions we have restructured, and may continue to restructure, our activities to more strategically align our resources and improve our operational efficiency. Our restructuring plan was based on certain assumptions regarding the cost structure of our business and the nature of our industry which may not prove to be accurate. We implemented a workforce reduction of 28 employees, or approximately 35 percent, in all areas of the company on October 12, 2001. We cannot ensure that our restructuring plan will result in sufficient cost reduction in light of current conditions or that we will not be required to adjust our restructuring plan. These restructuring actions may result in cash and/or non-cash charges, which could adversely affect our business, results of operations and financial condition.

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

 CERTAIN EXISTING CONTRACTS MAY NOT RESULT IN REVENUES AS LARGE AS PREVIOUSLY DISCLOSED.

     In the past, we publicly announced the signing of certain purchase contracts and orders with an announced estimated aggregate value through November 2002 of approximately $68 million. However, these agreements have no required minimum purchase amounts and can be terminated without penalty. Accordingly, any estimates of total value of these agreements are speculative. Furthermore, we may never achieve the expected values or sales volume publicly disclosed. While we continue to internally estimate specific customer sales volumes for business planning purposes, none of our prior publicly disclosed estimates should be regarded as purchase commitments or indicative of our current estimates or expectations. To date, we have only recognized revenues of $15.2 million under these agreements.

     In addition, on September 6, 2001, we announced an $11 million order from Capitel Group, Ltd. of Beijing for China Unicom. On October 22, 2001, we announced that the delivery of products against this order would be extended for a significant length of time and will most likely be in volumes substantially lower than originally anticipated. See the section entitled "Subsequent events" in the Notes to Condensed Consolidated Financial Statements.

 A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES AND THE LOSS OF ANY OF THESE CUSTOMERS COULD HARM OUR BUSINESS.

     Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers, or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. In the three months ended September 28, 2001, 88.2% of our net revenues were derived from ten customers, with sales to two customers, Beijing Telecom and Telepak Inc. comprising approximately 32.1% and 24.0%, respectively. In the six months ended September 28, 2001, 77.9% of our net revenues were from ten customers, with sales to three customers Beijing Telecom, Telepak Inc. and Qwest, comprising 15.7%, 11.7% and 10.7%, respectively.

     When our products have been fully deployed in a customer's network or a customer's demands are otherwise satisfied, we must replace that customer's sales with those of new customers in order to maintain our sales volume.

     We do not have any long-term contracts with any of our customers. Our contracts generally do not contain minimum purchase requirements and are terminable at any time without penalty. We expect to continue to depend on a small number of customers for a substantial portion of our revenues.

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

     We have experienced downward pressure on our selling prices as a result of our entering into volume sale agreements with some customers and general competitive pressures as discussed above. We expect that our selling prices will continue to decline for the foreseeable future. If we cannot offset declines in selling prices by increasing our sales volumes, introducing new products with higher prices or reducing manufacturing costs, our revenues or gross margins will decline. These competitive pressures may also result in longer sales cycles and loss of customers. If we fail to significantly increase our sales of Network Repeaters and the deployment of RepeaterHybrid Networks or to broaden our customer base, we may fail to generate sufficient revenues to sustain our business.

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

     From time to time, our contract manufacturers may be required to replace some of the components of our products when the supplier of a particular component discontinues production. While we do not generally maintain an inventory of components, we may purchase a quantity of these discontinued components to supply to our contract manufacturers until new suppliers or substitute components can be found. We face the risk that we may deplete this inventory of discontinued components before finding adequate substitutes, which could cause the loss of significant sales opportunities. Alternatively, we may be left with surplus quantities of these components, which could cause us to incur charges for excess inventory. Although we believe that we can obtain alternative sources of components, we cannot guarantee that such sources can be secured on short notice or that components will be available from alternative sources on satisfactory terms. Any of these problems could damage relationships with current or prospective customers, seriously harm our operating results and revenues in a given period and impair our ability to generate future sales.

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

 WE ARE DEPENDENT ON LICENSED TECHNOLOGY FOR OUR PRODUCTS.

     The receive diversity technology contained in our products is licensed from one of our former executive officers. We have held this perpetual license since May 1998. The license agreement requires the timely payment of royalties in the form of cash and shares of our common stock. These royalty payments are non-refundable. Failure to honor the terms of the license agreement could adversely affect our business. Our ability to continue to deploy our existing products and to develop new products incorporating this technology depends significantly upon this license.

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

     As of September 28, 2001, we had four patents granted and four patent applications pending. We have held these patents since November 1988, July 1990, February 1993 and September 2000, respectively. It is possible that no patents will be issued from these pending applications or from future patent applications. Moreover, our currently issued patents and any patents issued in the future may not provide us with any competitive advantages over, or may be challenged by, third parties.

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

 THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN THE DELISTING OF OUR COMMON STOCK.

     Our common stock is listed for quotation on the Nasdaq National Market System. In order to remain listed on this market, we must, among other things, continue to satisfy quantitative maintenance criteria set forth in the Nasdaq marketplace rules. These criteria include, among other things, minimum thresholds for stockholders' equity of $10,000,000, public float of 750,000 shares, market value of public float of $5,000,000 and minimum bid price of $1.00. On June 11, 2001, Nasdaq advised us that the minimum bid price of our common stock had been less than $1.00 for more than 30 consecutive trading days and that we would be provided 90 calendar days to regain compliance with the minimum bid price criteria. On October 9, 2001, we received a notification from Nasdaq advising us of the moratorium implemented on the minimum bid price and market value of public float requirements until January 2, 2002 and that the case in relation to the bid price of our common stock had been closed.

     Our common stock is still trading under the required bid price of $1.00. If we are unable to meet the Nasdaq continued listing standards on and after January 2, 2002, our common stock could be delisted. If our common stock were delisted, the liquidity of our common stock would be adversely affected. Delisting could make trading our shares more difficult for investors, increase trading spreads and adversely affect investors' perception of us and our prospects, any of which could lead to declines in our share price. It could also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue sky laws to sell equity if our common stock were delisted. We are aware of the Nasdaq listing requirements and are exploring options to help us stay in compliance. However, we cannot be assured that these efforts will be successful.

 WE ARE CURRENTLY INVOLVED IN LITIGATION THAT COULD DIVERT MANAGEMENT'S TIME AND ATTENTION AND MAY BE TIME-CONSUMING AND EXPENSIVE TO DEFEND.

     On September 17, 2001, The Gwydion Company, LLC and its members filed direct and stockholder derivative lawsuits against us and certain of our current and former directors and officers claiming breach of contract, fraud, intentional and negligent misrepresentation, and breach of fiduciary duty, and requesting damages and attorney's fees. While we believe that the plaintiffs' claims are without merit and intend to vigorously defend ourselves against these allegations, we cannot predict the ultimate outcome of the lawsuits.

     In connection with the Gwydion litigation, we expect to incur substantial legal and other expenses. In addition, the Gwydion litigation could divert the efforts and attention of our management. Such expenses and diversion of resources associated with the Gwydion litigation could seriously harm our business and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     We believe we do not have any significant exposures to quantitative and qualitative market risks. For the six months ended September 28, 2001, we did not have any derivative financial instruments or any derivative commodity instruments. Our financial instruments include trade accounts receivable, trade accounts payable and a term note. Our accounts receivable and accounts payable are relatively short-term in duration and, as a consequence, are not exposed to significant interest rate changes and consequent fair value adjustments. Our cash equivalents are invested in interest-bearing accounts, generally money market accounts of less than seven days' average maturity, and as a result are not subject to significant valuation adjustments due to interest rate changes. We also have a term loan, which bears interest at a fixed rate. As a result, the payments due under the term loan are not subject to adjustment due to interest rate changes. Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenues. Most of our international sales are in U.S. dollars and, therefore, are not subject to foreign currency exchange rate risk. At September 28, 2001, approximately 1.2% of our accounts receivable were denominated in a foreign currency and as a result, we were subject to foreign currency exchange risk on this amount. In addition, expenses of our international operations are denominated in each country's local currency and are subject to foreign currency exchange risk. Through September 28, 2001, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In November 1999, in connection with our acquisition of substantially all of the assets of The Gwydion Company, LLC, we issued 573,334 shares of our common stock to the members of Gwydion, Harry Ayvazian and Gary Grimes. These shares were to be held in an escrow account and subject to our right of repurchase for $1.00 in the aggregate until certain performance criteria were met. In May 2001, we filed an escrow claim with Gwydion and the escrow agent to assert our right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration. Gwydion and its members have disputed this claim and on September 17, 2001 filed direct and stockholder derivative lawsuits in the Superior Court of the State of California for the County of Santa Clara against us and Kenneth L. Kenitzer, Timothy A. Marcotte, Chris L. Branscum, John Bosch, Bandel Carano, Richard G. Grey, Perry LaForge and Alessandro Piol in their capacities as our current and former directors and officers.

     In the direct lawsuit, the plaintiffs allege that, among other things, the defendants engaged in conduct that precluded the plaintiffs from fulfilling their obligations under the Gwydion acquisition agreement, claim breach of contract and fraud, and request compensatory and punitive and/or exemplary damages, costs and attorney's fees. In the stockholder derivative action, the plaintiffs allege that, among other things, the defendants (i) made untrue representations in connection with the acquisition agreement, (ii) entered into the acquisition agreement with no intention of committing the resources necessary to the success of the Gwydion project, and (iii) contributed to the decrease in value of our stock; claim fraud, intentional and negligent misrepresentation, and breach of fiduciary duty; and request damages and attorney's fees. We believe that the plaintiff's claims are without merit and intend to vigorously defend ourselves against these allegations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 8, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-31266) relating to the initial public offering of our common stock. The net offering proceeds to us from our initial public offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $42.3 million. These proceeds were invested in high-quality short-term investments. Of these proceeds, approximately $1.7 million has been used to purchase equipment and a portion has been used for expansion of sales, marketing and future development of our products and for general corporate purposes, including working capital. We intend to use the remaining proceeds to support our operations, to provide working capital and to repay notes payable of approximately $1.9 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The sale of substantially all of the assets related to the Gwydion project resulted in our violation of a loan and security agreement covenant that prohibits us from the sale of any assets over $25,000 that is outside of the ordinary course of business prior to our obtaining written approval from the lender. As a result, the lender declared the loan in default and amounts owing under this loan agreement (approximately $1.9 million at September 28, 2001) immediately due and payable. We received a waiver for this covenant violation and subsequent default on October 30, 2001 and have agreed with the lender to repay the remaining balance of this loan by March 2002 in equal installments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of stockholders on August 23, 2001. The following actions were voted upon at such meeting:

                                           AFFIRMATIVE   NEGATIVE   WITHHELD                  BROKER
                                              VOTES       VOTES      VOTES     ABSTENTIONS   NON-VOTES
                                           -----------   --------   --------   -----------   ---------
1. Election of two directors to hold
   office until the 2004 annual meeting
   of stockholders:
     John E. Bosch.......................  19,198,413         --     51,269         --          --
     Richard G. Grey.....................  19,198,413         --     51,269         --          --
2. Ratification of the appointment of
   PricewaterhouseCoopers LLP as
   independent auditors of the Company
   for its fiscal year ending March 29,
   2002..................................  19,191,933     57,373         --        376          --

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
        3.1(1)     Amended and Restated Certificate of Incorporation of the
                   registrant.
        3.3(2)     Bylaws of the registrant, as currently in effect.
        4.1(2)     Specimen Common Stock Certificate.
        4.2(2)     Amended and Restated Preferred Stock Purchase Warrant, dated
                   August 6, 1997, issued to Lighthouse Capital Partners II,
                   L.P.
        4.3(2)     Warrant to Purchase Shares of Series DD Preferred Stock of
                   Repeater Technologies, Inc., dated January 25, 1999, issued to Phoenix Leasing Incorporated.
        4.4(2)     Stock Subscription Warrant to Purchase Series DD Preferred
                   Stock of Repeater Technologies, Inc., dated July 8, 1999,
                   issued to TBCC Funding Trust II.
        4.5(2)     Seventh Amended and Restated Investors' Rights Agreement,
                   dated July 11, 2000.
        4.6(2)     Form of Warrant to Purchase of Series EE Preferred Stock.
        4.7(3)     Certificate of Designation of Series A Junior Participating
                   Preferred Stock.
        4.8(3)     Rights Agreement, dated as of August 9, 2001, between
                   Repeater Technologies, Inc. and U.S. Stock Transfer
                   Corporation, including Form of Right Certificate.
        10.2       1990 Incentive Stock Plan and forms of offering documents.
        10.11      Loan and Security Agreement, dated as of July 8, 1999, by
                   and between Repeater Technologies, Inc. and Transamerica
                   Business Credit Corporation, as amended by Amendment to Loan
                   Documents, dated as of October 10, 2001, by and between
                   Repeater Technologies, Inc. and Transamerica Business Credit
                   Corporation.

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

(3) Incorporated by reference from the correspondingly numbered exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001, filed with the Commission on August 13, 2001.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended September 28, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REPEATER TECHNOLOGIES, INC.

                                          By:    /s/ TIMOTHY A. MARCOTTE
                                            ------------------------------------
                                                    Timothy A. Marcotte
                                                 Executive Vice President,
                                                  Chief Operating Officer,
                                                Chief Financial Officer and
                                                          Secretary
                                            (Principal Financial and Accounting
                                                           Officer)

Date: November 13, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
 3.1(1)     Amended and Restated Certificate of Incorporation of the
            registrant.
 3.3(2)     Bylaws of the registrant, as currently in effect.
 4.1(2)     Specimen Common Stock Certificate.
 4.2(2)     Amended and Restated Preferred Stock Purchase Warrant, dated
            August 6, 1997, issued to Lighthouse Capital Partners II,
            L.P.
 4.3(2)     Warrant to Purchase Shares of Series DD Preferred Stock of
            Repeater Technologies, Inc., dated January 25, 1999, issued to Phoenix Leasing Incorporated.
 4.4(2)     Stock Subscription Warrant to Purchase Series DD Preferred
            Stock of Repeater Technologies, Inc., dated July 8, 1999,
            issued to TBCC Funding Trust II.
 4.5(2)     Seventh Amended and Restated Investors' Rights Agreement,
            dated July 11, 2000.
 4.6(2)     Form of Warrant to Purchase Shares of Series EE Preferred
            Stock.
 4.7(3)     Certificate of Designation of Series A Junior Participating
            Preferred Stock.
 4.8(3)     Rights Agreement, dated as of August 9, 2001, between
            Repeater Technologies, Inc. and U.S. Stock Transfer
            Corporation, including Form of Right Certificate.
10.2        1990 Incentive Stock Plan and forms of offering documents.
10.11       Loan and Security Agreement, dated as of July 8, 1999, by
            and between Repeater Technologies, Inc. and Transamerica
            Business Credit Corporation, as amended by Amendment to Loan
            Documents, dated as of October 10, 2001, by and between
            Repeater Technologies, Inc. and Transamerica Business Credit
            Corporation.

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

(3) Incorporated by reference from the correspondingly numbered exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001, filed with the Commission on August 13, 2001.