Form 10-Q
period 2001-12-28
REPEATER TECHNOLOGIES INC
filed 2002-02-11
CIK 1052246

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

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2001



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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's common stock outstanding as of February 5, 2002 was 23,876,137.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       ----
                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)............................    1
         Condensed Consolidated Balance Sheets.......................    1
         Condensed Consolidated Statements of Operations.............    2
         Condensed Consolidated Statements of Cash Flows.............    3
         Notes to Condensed Consolidated Financial Statements........    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10
         Risks That Could Affect Future Results......................   17

Item 3.  Quantitative and Qualitative Disclosures of Market Risk.....   26

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   26

Item 2.  Changes in Securities and Use of Proceeds...................   27

Item 3.  Defaults Upon Senior Securities.............................   27

Item 4.  Submission of Matters to a Vote of Security Holders.........   28

Item 5.  Other Information...........................................   28

Item 6.  Exhibits and Reports on Form 8-K............................   28

Signatures...........................................................   29

Exhibit Index........................................................   30

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          REPEATER TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 28,   MARCH 30,
                                                                  2001         2001
                                                              ------------   ---------
                                                              (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................    $  9,215     $ 26,084
  Accounts receivable, net..................................       2,632        3,584
  Inventories, net..........................................       7,607        7,960
  Other current assets......................................         964          541
                                                                --------     --------
          Total current assets..............................      20,418       38,169
Service parts, net..........................................         751          890
Property and equipment, net.................................       3,082        3,710
Other assets................................................         116          117
                                                                --------     --------
          Total assets......................................    $ 24,367     $ 42,886
                                                                ========     ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,641     $  4,406
  Accrued compensation......................................         494          831
  Other accrued liabilities.................................       2,724        2,200
  Deferred revenue..........................................         562        1,500
  Notes payable.............................................       1,066        2,641
  Current portion of capital lease obligations..............         221          395
                                                                --------     --------
          Total current liabilities.........................       7,708       11,973
Deferred revenue, net of current portion....................         983          900
Capital lease obligations, net of current portion...........          --          141
                                                                --------     --------
          Total liabilities.................................       8,691       13,014
                                                                --------     --------
Stockholders' equity:
  Common Stock, $0.001 par value; 70,000,000 shares
     authorized; 23,880,133 and 23,215,021 shares issued and
     outstanding at December 28, 2001 and March 30, 2001,
     respectively...........................................          24           23
  Additional paid in capital................................     110,304      111,339
  Unearned stock-based compensation.........................        (665)      (1,968)
  Accumulated deficit.......................................     (93,987)     (79,522)
                                                                --------     --------
          Total stockholders' equity........................      15,676       29,872
                                                                --------     --------
          Total liabilities and stockholders' equity........    $ 24,367     $ 42,886
                                                                ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                             ---------------------------   ---------------------------
                                             DECEMBER 28,   DECEMBER 29,   DECEMBER 28,   DECEMBER 29,
                                                 2001           2000           2001           2000
                                             ------------   ------------   ------------   ------------
Net revenues...............................    $ 3,260        $ 6,887        $ 10,890       $ 19,112
Cost of revenues...........................      4,348          5,657          12,215         14,620
                                               -------        -------        --------       --------
Gross profit/(loss)........................     (1,088)         1,230          (1,325)         4,492
                                               -------        -------        --------       --------
Operating expenses:
  Research and development.................        964           (494)          4,716          6,161
  Sales and marketing......................      1,279          2,253           4,910          7,055
  General and administrative...............      1,073          1,514           3,622          3,396
                                               -------        -------        --------       --------
          Total operating expenses.........      3,316          3,273          13,248         16,612
                                               -------        -------        --------       --------
Loss from operations.......................     (4,404)        (2,043)        (14,573)       (12,120)
Other income/(expense), net................       (205)           (39)            107         (2,392)
                                               -------        -------        --------       --------
Net loss...................................    $(4,609)       $(2,082)       $(14,466)      $(14,512)
                                               =======        =======        ========       ========
Net loss per common share -- basic and
  diluted..................................    $ (0.20)       $ (0.09)       $  (0.63)      $  (1.11)
                                               =======        =======        ========       ========
Shares used in net loss per common share
  calculation -- basic and diluted.........     23,292         22,563          23,023         13,110
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

                          REPEATER TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 28,   DECEMBER 29,
                                                                  2001           2000
                                                              ------------   ------------
Cash Flows used in Operating Activities:
Net loss....................................................    $(14,466)      $(14,512)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       1,450          1,280
  Provision for losses on accounts receivable...............          78            (41)
  Provision for writedowns on inventories...................         874            223
  Amortization of unearned stock-based compensation.........          81          1,505
  Non cash interest expense.................................          --          1,635
  Amortization of debt discount and debt issuance costs.....         161            140
  Issuance of equity instruments under license agreement....          --             20
  Gain on sale of Gwydion development project...............        (357)            --
  Changes in operating assets and liabilities:
     Accounts receivable....................................         874            615
     Inventories............................................        (971)        (4,031)
     Other current assets...................................        (424)          (221)
     Accounts payable.......................................      (2,021)           (31)
     Accrued compensation...................................        (337)           520
     Other accrued liabilities..............................         640           (145)
     Deferred revenue.......................................        (855)            37
                                                                --------       --------
       Net cash used in operating activities................     (15,273)       (13,006)
                                                                --------       --------
Cash Flows from Investing Activities:
  Proceeds from sale of Gwydion development project.........         969             --
  Purchase of field service parts...........................        (315)          (667)
  Purchase of property and equipment........................        (390)        (1,906)
                                                                --------       --------
       Net cash (used in)/provided by investing
        activities..........................................         264         (2,573)
                                                                --------       --------
Cash Flows from Financing Activities:
  Principal payments on notes payable.......................      (1,736)        (1,359)
  Payments on capital lease obligations.....................        (314)          (332)
  Proceeds from series EE convertible subordinated
     debentures.............................................          --          5,100
  Net proceeds from issuance of common stock under initial
     public offering........................................          --         43,375
  Issuance of common stock from exercise of stock options...         190            200
                                                                --------       --------
       Net cash (used in)/provided by financing
        activities..........................................      (1,860)        46,984
                                                                --------       --------
Net increase/(decrease) in cash and cash equivalents........     (16,869)        31,405
Cash and cash equivalents at beginning of the period........      26,084          4,823
                                                                --------       --------
Cash and cash equivalents at end of the period..............    $  9,215       $ 36,228
                                                                ========       ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest....................................    $    171       $    957
  Taxes paid................................................    $     22       $      1

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REPEATER TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 28, 2001
                                  (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of December 28, 2001 and for the three and nine months ended December 28, 2001 and December 29, 2000 have been prepared by Repeater Technologies, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of March 30, 2001 have been derived from our annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended March 30, 2001, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 28, 2001.

     The results of operations for the three and nine months ended December 28, 2001 are not necessarily indicative of the results that may be expected for the year ending March 29, 2002 or any other future interim period, and the Company makes no representations related thereto.

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

     The Company has a history of operating losses and operates in an industry sector that is subject to significant and rapid shifts in demand and changes in technology. The Company completed its initial public offering in August 2000, which raised $42.3 million, net of expenses. However, the Company has incurred substantial losses and negative cash flows from operations since inception. For the year ended March 30, 2001, the Company incurred a loss from operations of approximately $23.6 million, and negative cash flows from operations of approximately $21.3 million. For the first nine months of the year ending March 29, 2002, the Company incurred negative cash flows from operations of approximately $6.7 million for the first quarter, $5.1 million for the second quarter and $3.5 million for the third quarter. Management plans to continue to reduce cash used in operating activities. In October 2001, the Company reduced the workforce by 34%, from which reduction the Company anticipates that it will fully realize benefits in the quarter ending March 29, 2002. Management also plans to increase the sales volume of its network repeaters and realize higher margins on its new products. If these efforts prove to be insufficient, management plans to further reduce discretionary expenditures. Failure to generate sufficient revenues or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

REVENUE RECOGNITION

     The Company's revenues are derived primarily from the sale of the Company's hardware products and accessories. Revenue is recognized upon shipment or delivery to the customer, depending upon the terms of the sale, where there is a purchase order or a sales agreement and collectibility of the resulting receivable is reasonably assured. Where a purchase order or a sales agreement contains a customer acceptance clause, the Company defers revenue recognition until the acceptance criteria have been met.

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

     Sales through agents -- The Company's sales agents act strictly as sales representatives and receive commission which is recorded in sales and marketing expenses. The Company invoices the end user directly and revenue is recognized upon shipment or delivery to the end-user, depending upon the terms of the sale.

     At the time of sale, the Company provides for the estimated cost of meeting product warranty and hot-line technical support. When warranty and post contract customer support obligations exist beyond one year, the related revenue is deferred and recognized ratably over the term of the arrangement.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133." SFAS 133, SFAS 137 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, SFAS 137 and SFAS 138 are effective for fiscal years beginning after June 15, 2000. The Company currently has no derivative instruments and, therefore, the adoption of SFAS 133, SFAS 137 and SFAS 138 did not have a material impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company did not enter into any business combinations after June 30, 2001; therefore, the adoption of SFAS 141 did not have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. The Company currently does not carry goodwill in its financial statements and, therefore, the adoption of SFAS 142 did not have a material impact on its financial statements.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of

                          REPEATER TECHNOLOGIES, INC.

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of net book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial statements.

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

     During the three months ended December 28, 2001, three customers accounted for approximately 36%, 16% and 11% of net revenues. During the three months ended December 29, 2000, two customers accounted for approximately 18% and 14% of net revenues. As of December 28, 2001, two customers each accounted for approximately 32% of total receivables. As of March 30, 2001, two customers accounted for approximately 21% and 16% of total receivables.

NET LOSS PER COMMON SHARE

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible subordinated debentures and convertible preferred stock. Options, warrants, convertible subordinated debentures and convertible preferred stock were not included in the computation of diluted net loss per share for the three and nine months ended December 28, 2001 and December 29, 2000 because the effect would be anti-dilutive. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net loss per share follows (in thousands, except per share data):

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                             ---------------------------   ---------------------------
                                             DECEMBER 28,   DECEMBER 29,   DECEMBER 28,   DECEMBER 29,
                                                 2001           2000           2001           2000
                                             ------------   ------------   ------------   ------------
Numerator:
Net loss...................................    $(4,609)       $(2,082)       $(14,466)      $(14,512)
                                               -------        -------        --------       --------
Denominator:
  Weighted average common shares
     outstanding...........................     23,865         23,202          23,596         13,749
  Weighted average unvested common shares
     subject to repurchase.................       (573)          (639)           (573)          (639)
                                               -------        -------        --------       --------
Denominator for basic and diluted
  calculation..............................     23,292         22,563          23,023         13,110
                                               =======        =======        ========       ========
Net loss per common share-basic and
  diluted..................................    $ (0.20)       $ (0.09)       $  (0.63)      $  (1.11)
                                               =======        =======        ========       ========

                          REPEATER TECHNOLOGIES, INC.

     The following securities have not been included in the computation of diluted net loss per share as they are anti-dilutive (in thousands):

                                                              DECEMBER 28,   DECEMBER 29,
                                                                  2001           2000
                                                              ------------   ------------
Options outstanding.........................................     4,063          5,613
Warrants outstanding........................................       250            250
Unvested common stock.......................................       573            639
                                                                 -----          -----
                                                                 4,886          6,502
                                                                 =====          =====

BALANCE SHEET COMPONENTS (IN THOUSANDS):

     Inventories consisted of the following:

                                                              DECEMBER 28,   MARCH 30,
                                                                  2001         2001
                                                              ------------   ---------
Raw materials...............................................    $ 2,422       $ 2,471
Work in process.............................................      1,398            91
Finished goods..............................................      7,410         9,176
                                                                -------       -------
                                                                 11,230        11,738
Less: allowance.............................................     (3,623)       (3,778)
                                                                -------       -------
                                                                $ 7,607       $ 7,960
                                                                =======       =======

DISPOSAL OF ASSETS

     In November 1999, in connection with the acquisition of substantially all of the assets of The Gwydion Company, LLC ("Gwydion"), the Company issued 573,334 shares of common stock to the members of Gwydion. These shares were to be held in an escrow account and subject to the Company's right of repurchase for $1.00 in the aggregate until certain performance criteria were met. The Company revalued these shares at the end of each reporting period until April 20, 2001, at which time the Company entered into an agreement to sell substantially all of the assets of the Gwydion development project. Total compensation expense recorded related to these shares was $579,000 in the aggregate. The consideration received for the sale was approximately $969,000 in cash. The Company recorded a gain on sale of approximately $357,000 in the three months ended June 29, 2001 in relation to the sale of substantially all of the assets of the Gwydion development project.

     In May 2001, the Company filed an escrow claim with Gwydion and the escrow agent to assert the Company's right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration. Gwydion and its members have disputed this claim and on September 17, 2001 filed direct and stockholder derivative lawsuits against the Company and certain of its current and former directors and officers claiming breach of contract, fraud, intentional and negligent misrepresentation, and breach of fiduciary duty, and requesting damages and attorney's fees. On January 10, 2002, the Company's challenge to the stockholder derivative lawsuit was sustained without leave to amend and on January 17, 2002, the court entered judgment in favor of the Company and against Gwydion and its members. The direct suit for breach of contract and fraud remains pending. While the Company believes that the plaintiffs' direct claims are without merit and intends to vigorously defend itself against these allegations, it cannot predict the ultimate outcome of the pending action.

     The sale of substantially all of the assets related to the Gwydion project resulted in the Company's violation of a loan and security agreement covenant that prohibits the Company from the sale of any assets

                          REPEATER TECHNOLOGIES, INC.

over $25,000 that is outside of the ordinary course of business prior to its obtaining written approval from the lender. As a result, the lender declared the loan in default and amounts owing under this loan agreement (approximately $1.1 million at December 28, 2001) immediately due and payable. The Company received a waiver for this covenant violation and subsequent default on October 30, 2001 and has agreed with the lender to repay the remaining balance of this loan by March 2002 in equal monthly installments.

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

CHINA ORDER

     On October 22, 2001, the Company announced that the delivery of products against an order worth $11 million by the Company's distributor in China would be extended for a significant length of time and will most likely be in volumes substantially lower than originally anticipated. The Company shipped $565,000 and $380,000 worth of products against the $11 million order during the three months ended September 28, 2001 and December 28, 2001, respectively; however, the distributor's initial order from China Unicom, the end-user, was for less than 10 percent of what the Company had anticipated. The management is expecting that the order from the Company's distributor will ultimately be for substantially less than $11 million and that the delivery schedule will extend beyond March 29, 2002. The Company had placed a $5.6 million purchase order with its contract manufacturer in relation to the order received from the Company's distributor in China. The Company has subsequently cancelled a portion of this order. During the three months ended December 28, 2001, the Company recorded a $1.3 million cancellation penalty accrual in relation to the cancellation. At December 28, 2001, the Company had $2.6 million of inventory on hand and on order under this order. The Company is currently expecting to sell these units to its distributor in China or to other customers. If the average sales price for these units is lower than the Company's average unit cost or if management estimates that a portion of these units to be excess to requirements, the Company may need to record an inventory valuation allowance in subsequent quarters.

COMMITMENTS

     The Company's contractual obligations at December 28, 2001 were as follows:

                                                   PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                --------------------------------------------
                                                LESS THAN 1
CONTRACTUAL OBLIGATIONS                            YEAR       1-3 YEARS   4-5 YEARS   TOTAL
-----------------------                         -----------   ---------   ---------   ------
Notes payable.................................    $1,066          --          --      $1,066
Capital-lease obligations.....................       221          --          --         221
Operating leases..............................       685        $495        $  1       1,181
Unconditional purchase obligations............     5,298          --          --       5,298
                                                  ------        ----        ----      ------
Total contractual obligations.................    $7,270        $495        $  1      $7,766
                                                  ======        ====        ====      ======

                          REPEATER TECHNOLOGIES, INC.

STOCK OPTION EXCHANGE

     In November 2001, the Company extended an offer to its eligible employees and directors to cancel stock options with exercise prices greater than $0.30 per share and to grant replacement stock options with an exercise price equal to the quoted market price of the Company's common stock at December 27, 2001, one day before the expiration of the offer. On December 28, 2001, the Company granted replacement options to purchase an aggregate of 3,143,628 shares of its common stock at $0.29 per share to eligible employees and directors who accepted the offer in a one-for-one exchange for such cancelled stock options. Each replacement option will vest monthly over one year following the date of grant and will expire 18 months after the date of grant. The Company will account for all such replacement options, as well as eligible options to purchase an aggregate of 69,770 shares of common stock which were not exchanged, under the variable accounting method and will revalue these stock options at the end of each reporting period until the options are exercised, forfeited, or expire unexercised; the resulting charge will be recorded as compensation expense. The higher the market value of the Company's common stock, the greater the compensation expense will be.

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

     Beginning in our year ended March 31, 1997, we changed our strategic focus and re-directed our resources to the development and marketing of repeaters for wireless networks based on the CDMA digital standard. This wireless standard offered us the opportunity to develop a new type of repeater, which we call our Network Repeater, that, in conjunction with CDMA base stations, enables wireless service providers to deploy or extend CDMA wireless networks in non-urban areas at a significantly reduced cost. CDMA technology is not as widely deployed, and the customer base for CDMA-based products is not as broad, as compared to other digital standards. Our Network Repeaters, along with the associated network management system, are designed specifically to operate as an integrated network element within a CDMA wireless network, extending the coverage area of a CDMA base station without compromising the quality of the wireless service. We have licensed a portion of the technology for our CDMA-based repeaters from one of our former executives through a license agreement entered into in May 1998. Our ability to continue to deploy our existing products and to develop new products incorporate this technology depends significantly upon this license. We shipped our first Network Repeaters for CDMA wireless networks in May 1997. We have introduced our new higher-powered dual-channel network repeater during the three months ended December 28, 2001 and we expect to ship units during the three months ending March 29, 2002.

     Since our inception, we have used stock option programs for employees as compensation to attract strong business and technical talent. Stock-based compensation consists of the difference between the deemed fair market value of stock options and the exercise price of these grants. This difference is being amortized on an accelerated basis over the vesting period of the grants, generally four years. For the nine-month periods ended December 28, 2001 and December 29, 2000, we recorded $74,000 and $2.3 million, respectively, of stock-based compensation expense in connection with options granted to employees and consultants.

     In November 2001, we extended an offer to our eligible employees and directors to cancel stock options with exercise prices greater than $0.30 per share and to grant replacement stock options with an exercise price equal to the quoted market price of our common stock at December 27, 2001, one day before the expiration of the offer. On December 28, 2001, we granted replacement options to purchase an aggregate of 3,143,628 shares of our common stock at $0.29 per share to eligible employees and directors who accepted the offer in a one-for-one exchange for such cancelled stock options. Each replacement option will vest monthly over one year following the date of grant and will expire 18 months after the date of grant. We will account for all such replacement options, as well as eligible options to purchase an aggregate of 69,770 shares of common stock which were not exchanged, under the variable accounting method and will revalue these stock options at the end of each reporting period until the options are exercised, forfeited, or expire unexercised; the resulting charge will be recorded as compensation expense. The higher the market value of our common stock, the greater the compensation expense will be.

     In November 1999, in connection with our acquisition of substantially all of the assets of The Gwydion Company, LLC ("Gwydion"), we issued 573,334 shares of our common stock to the members of Gwydion. These shares were to be held in an escrow account and subject to our right of repurchase for $1.00 in the aggregate until certain performance criteria were met. We revalued these shares at the end of each reporting period until April 20, 2001, at which time we entered into an agreement to sell substantially all of the assets of the Gwydion development project. Total compensation expense recorded related to these shares was $579,000 in the aggregate. The consideration received for the sale was approximately $969,000 in cash. We recorded a gain on sale of approximately $357,000 in the three months ended June 29, 2001 in relation to the sale of substantially all of the assets of the Gwydion development project. In May 2001, we filed an escrow claim with Gwydion and the escrow agent to assert our right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration. Gwydion and its members have disputed this claim and on September 17, 2001 filed direct and stockholder derivative lawsuits against us and certain of our current and former directors and officers claiming breach of contract, fraud, intentional and negligent misrepresentation, and breach of fiduciary duty, and requesting damages and attorney's fees. On January 10, 2002, our challenge to the stockholder derivative lawsuit was sustained without leave to amend and on January 17, 2002, the court entered judgment in favor of us and against Gwydion and its members. The direct suit for breach of contract and fraud remains pending. While we believe that the plaintiffs' direct claims are without merit and intend to vigorously defend ourselves against them, we cannot predict the ultimate outcome of the pending action.

     On October 12, 2001, we implemented a workforce reduction of 28 employees. The total cost incurred in relation to this workforce reduction was approximately $128,000, which has been recorded as payroll expense during the three months ended December 28, 2001. We will continue to adjust our sales, marketing, engineering, service and support, manufacturing and administrative expenses to reflect our anticipated business volume.

     On October 22, 2001, we announced that the delivery of products against an order worth $11 million by our distributor in China would be extended for a significant length of time and will most likely be in volumes substantially lower than originally anticipated. We shipped $565,000 and $380,000 worth of products against the $11 million order during the three months ended September 28, 2001 and December 28, 2001, respectively; however, our distributor's initial order from China Unicom was for less than 10 percent of what we had anticipated. We are expecting that the order from our distributor will ultimately be for substantially less than $11 million and that the delivery schedule will extend beyond March 29, 2002. We had placed a $5.6 million purchase order with our contract manufacturer in relation to the order received from our distributor in China. We have subsequently cancelled a portion of this order. During the three months ended December 28, 2001, we recorded a $1.3 million cancellation penalty accrual in relation to this order. At December 28, 2001, we had $2.6 million on hand and on order under this purchase order. We are currently expecting to sell the remaining units to our distributor in China or to other customers. If the average sales price for these units is lower than our average unit cost or if we estimate that a portion of these units to be excess of requirements, we may need to record an inventory valuation allowance in subsequent quarters.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net revenues for the periods indicated:

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                             ---------------------------   ---------------------------
                                             DECEMBER 28,   DECEMBER 29,   DECEMBER 28,   DECEMBER 29,
                                                 2001           2000           2001           2000
                                             ------------   ------------   ------------   ------------
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net revenues...............................      100.0%        100.0%          100.0%        100.0%
Cost of revenues...........................      133.4          82.1           112.2          76.5
                                                ------         -----          ------         -----
Gross margin...............................      (33.4)         17.9           (12.2)         23.5
                                                ------         -----          ------         -----
Operating expenses:
  Research and development.................       29.6          (7.2)           43.3          32.2
  Sales and marketing......................       39.2          32.7            45.1          36.9
  General and administrative...............       32.9          22.0            33.3          17.8
                                                ------         -----          ------         -----
          Total operating expenses.........      101.7          47.5           121.7          86.9
                                                ------         -----          ------         -----
Loss from operations.......................     (135.1)        (29.6)         (133.9)        (63.4)
Other income/(expense), net................       (6.3)         (0.6)            1.0         (12.5)
                                                ------         -----          ------         -----
Net loss...................................     (141.4)%       (30.2)%        (132.9)%       (75.9)%
                                                ======         =====          ======         =====

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

     Net revenues decreased $3.6 million, or 52.7%, from $6.9 million for the three months ended December 29, 2000 to $3.3 million for the three months ended December 28, 2001. This decrease was primarily due to decreased shipments of our CDMA-based repeaters, which we believe is due to an overall slowdown in the U.S. economy and reduced or deferred capital expenditures by our customers worldwide. During the three months ended December 28, 2001, 84.6% of our net revenues were derived from ten customers, with sales to three customers, Telepak Inc., Unefon, and Beijing Telecom, comprising approximately 36.4%, 16.2%, and 10.9%, respectively. During the three months ended December 29, 2000, 74.4% of our net revenues were derived from ten customers, with sales to two customers, Ubiquitel PCS and Northern PCS, comprising approximately 17.5% and 13.8%, respectively. International sales accounted for 34.4% of net revenues during the three months ended December 28, 2001, as compared to 21.8% during the three months ended December 29, 2000.

     For the nine months ended December 28, 2001, net revenues decreased $8.2 million, or 43.0%, from the nine months ended December 29, 2000. This decrease was primarily due to decreased shipments of our CDMA-based repeaters, which we believe is due to an overall slowdown in the U.S. economy and reduced or deferred capital expenditures by our customers worldwide. During the nine months ended December 28, 2001, 76.6% of our net revenues were from ten customers, with sales to three customers Telepak, Inc., Beijing Telecom and Unefon, comprising 19.1%, 14.3% and 10.5%, respectively. During the nine months ended December 29, 2000, 61.9% of our net revenues were from ten customers, with sales to one customer, Comsyst Pty Limited, comprising approximately 10.1%. International sales accounted for 35.1% of net revenues during the nine months ended December 28, 2001, compared to 33.7% during the nine months ended December 29, 2000.

     In the quarter ended December 29, 2000, we began to experience a slowdown in the booking of orders from new and existing customers and certain customers requested delays in shipment of existing orders. To date we have experienced postponements of approximately $10 million in orders that were initially planned to be shipped within the last 15 months. Our customers may further delay or cancel these orders without any repercussion or penalty. We have been unable to book new orders sufficient to offset the effects of these postponements. While the reasons for these trends are uncertain, they may be attributable to an overall slowdown in the economy and in the telecommunications industry in particular, reduced or deferred capital expenditures by our customers, or a difficulty by some customers in obtaining financing. These trends have continued through December 28, 2001 and have adversely affected our business, financial condition and results of operations, as indicated by the reduction in our net revenues for the three and nine months ended December 28, 2001 as compared to the three and nine months ended December 29, 2000. If these trends continue further or accelerate, our net revenues, business, financial condition and results of operations would continue to be adversely affected.

     We have experienced downward pressure on selling prices of our single-channel products as a result of our entering into volume sale agreements with some customers and general competitive pressures. We expect that our selling prices for these products will continue to decline for the foreseeable future. If we cannot offset declines in selling prices by increasing our sales volumes, realizing higher gross margins on our new products or reducing manufacturing costs, our revenues or gross margins will decline. If we fail to significantly increase our sales of Network Repeaters and the deployment of RepeaterHybrid Networks or broaden our customer base, we may fail to generate sufficient revenues to sustain our business.

     We believe that the introduction and sale of our new dual-channel network repeater product should help generate customer interest and orders sufficient to reverse this trend in declining orders and revenues.

     Cost of revenues and gross margin. Our cost of revenues consists of the costs of the various components used to assemble our products, third-party charges to assemble and test the products, the overhead cost of the operations department, inventory valuation allowance, the direct costs of network design services we sell to our customers and the cost of providing customer service, including warranty and repair charges. Our gross margin is affected by the level of demand for our products and services, new product introductions by us and our competitors, competitive pressures and the costs of the various components and production services provided by our vendors. If we are unable to offset our expected decline in selling prices with lower unit costs, our gross profits may decline. Additionally, as part of volume and other sales agreements, we sell our products at a reduced margin to certain customers. If sales to these customers represent an increased portion of sales in any quarter, we may experience a reduction in our gross margins. Warranty reserve, inventory valuation allowance and similar charges also have a significant effect on gross margin in any one particular quarter. These reserves and allowances are based on management's reasonable estimates. If events and circumstances cause management to revise these estimates and therefore increase these reserves and allowances, such revision might have an adverse effect on our gross margins. For example, we recorded a $1.3 million cancellation penalty accrual during the three months ended December 28, 2001, which had an adverse effect on our gross margins, results of operations and financial condition.

     Cost of revenues decreased $1.3 million, or 23.1%, from $5.7 million for the three months ended December 29, 2000 to $4.4 million for the three months ended December 28, 2001. The gross profit margin decreased 51.3 percentage points from 17.9% for the three months ended December 29, 2000 to negative 33.4% for the three months ended December 28, 2001. The majority of the 51.3 percentage point decrease in gross margin was due to increases in (i) other costs of revenue of 40.7 percentage points because of the China order cancellation penalty accrual of $1.3 million, (ii) payroll and other costs in our manufacturing organization of 9.2 percentage points and (iii) direct material costs of 1.4 percentage points because our average sales prices decreased.

     Cost of revenues decreased $2.4 million, or 16.5%, from $14.6 million for the nine months ended December 29, 2000 to $12.2 million for the nine months ended December 28, 2001. The gross profit margin decreased 35.7 percentage points from 23.5% for the nine months ended December 29, 2000 to negative 12.2% for the nine months ended December 28, 2001. The majority of this 35.7 percentage point decrease in gross profit margin is due to increases in (i) other costs of revenue of 22.6 percentage points due to the China order cancellation penalty accrual of $1.3 million, (ii) customer service department costs of 5.1 percentage points because our service revenues have increased,
(iii) payroll and other costs in our manufacturing organization of 5.2 percentage points and (iv) direct material costs of 2.8 percentage points because our average sales prices decreased.

     Research and development. Research and development expenses consist primarily of expenses incurred in the design and development of our products and our proprietary technology. Research and development expenses increased $1.5 million, or 295.1%, from negative $0.5 million for the three months ended December 29, 2000 to $1.0 million for the three months ended December 28, 2001. This increase was due to a credit balance in amortization of variable stock based compensation at December 29, 2000, attributable to the acquisition of Gwydion, of $3.0 million, offset by (i) a decrease in product development expenses for in-building products of $0.7 million due to the termination of the Gwydion development project, and (ii) an reduction in payroll related expenses, contract labor and development material of $0.8 million.

     Research and development expenses decreased $1.4 million, or 23.5%, from $6.1 million for the nine months ended December 29, 2000 to $4.7 million for the nine months ended December 28, 2001. This decrease was due to the following factors: (i) a decrease in product development expenses for in-building products of $1.7 million due to the termination of the Gwydion development project, (ii)a decrease in royalty expense of $0.2 million, (iii) a decrease in the amortization of stock-based compensation of $0.6 million, and (iv) a decrease in payroll related expenses of $0.2 million. These decreases were offset by an increase of $0.3 million due to the increase in the number of outside contractors we used for research and development activities, material purchased of $0.2 million and a credit balance in amortization of variable stock based compensation at December 29, 2000, attributable to the acquisition of Gwydion of $0.8 million.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, consulting fees, trade show expenses, travel expenses, advertising, direct marketing expenses and associated overhead expenses. Sales and marketing expenses decreased $1.0 million, or 43.2%, from $2.3 million for the three months ended December 29, 2000 to $1.3 million for the three months ended December 28, 2001. This decrease was due to reduced sales commissions of $0.1 million due to the decline in revenues, a decrease in travel and trade show-related expenses of $0.4 million, a reduction in payroll costs and contract labor of $0.4 million and a decrease in the amortization of stock-based compensation of $0.1 million.

     Sales and marketing expenses decreased $2.1 million, or 30.4%, from $7.0 million for the nine months ended December 29, 2000 to $4.9 million for the nine months ended December 28, 2001. This decrease was due to reduced sales commissions of $0.4 million due to the decline in revenues, a decrease in travel and trade show-related expenses of $0.8 million, a reduction in payroll costs of $0.4 million, a decrease in the amortization of stock-based compensation of $0.3 million and a reduction in non-billable network design services of $0.2 million.

     General and administrative. General and administrative expenses consist primarily of expenses for finance, corporate management, general office administration, insurance, amortization of stock-based compensation, and legal, accounting and other professional fees. General and administrative expenses decreased $0.4 million, or 29.1%, from $1.5 million for the three months ended December 29, 2000 to $1.1 million for the three months ended December 28, 2001. This decrease was attributable to a decrease in professional fees and contract labor costs of $0.1 million, and a reduction in amortization of stock-based compensation of $0.3 million.

     General and administrative expenses increased $0.2 million, or 6.7%, from $3.4 million for the nine months ended December 29, 2000 to $3.6 million for the nine months ended December 28, 2001. This increase was attributable to an increase in insurance premiums of $0.2 million, and an increase in payroll-related costs of $0.5 million due to increased headcount, offset by a reduction in amortization of stock-based compensation of $0.5 million.

     Other income (expense). Other income and (expense), net consists primarily of interest income earned on balances held in our interest-bearing accounts, offset by interest expense on our convertible subordinated debentures and promissory notes. Other income was $3,000 and $0.2 million for the three months ended December 28, 2001 and December 29, 2000, respectively. The decrease in other income was due to decreased interest income from our interest-bearing accounts. Other expense was $0.2 million for the three months ended December 29, 2000 and December 28, 2001.

     For the nine months ended December 28, 2001, other income was $0.6 million, compared to $0.4 million for the nine-months ended December 29, 2000. The increase in other income was primarily due to the sale of the Gwydion development project of $0.4 million, offset by increased interest expense. Other expense decreased $2.2 million from $2.8 million for the nine months ended December 29, 2000 to $0.5 million for the nine months ended December 28, 2001 primarily due to the beneficial conversion feature of $1.1 million associated with the Series EE convertible subordinated debentures, fair value of $0.5 million of the warrants issued in connection with the Series EE convertible subordinated debentures and $0.5 million in interest expense in relation to our term debt.

LIQUIDITY AND CAPITAL RESOURCES

     At December 28, 2001, we had $9.2 million in cash and cash equivalents, as compared to $26.1 million at March 30, 2001. Cash used in operating activities for the nine months ended December 28, 2001 was $15.3 million, as compared to $13.0 million for the nine months ended December 29, 2000. The significant use of cash in operating activities during the nine months ended December 28, 2001 resulted from our net losses of $14.5 million, an increase in inventories of $1.0 million offset by reserve usage of $1.0 million, a decrease in accounts payable, accrued compensation and other accrued liabilities of $1.7 million, a decrease in deferred revenue of $0.9 million, offset by non-cash depreciation and amortization expenses of $1.5 million, inventory valuation allowance of $0.9 million, a decrease in accounts receivable of $0.9 million, and non-cash expenses of $0.1 million for amortization of stock-based compensation. Cash used in operating activities for the December 2001, September 2001 and June 2001 quarters were $3.5 million, $5.1 and $6.7 million, respectively. Management is continuing to strive to reduce cash used in operating activities by reduction in inventory levels, continuing to maintain daily sales outstanding of 53 days (45 days excluding the receivables that are supported by an irrevocable 90 day letter of credit) and reducing expenses where appropriate.

     Cash provided by investing activities for the nine months ended December 28, 2001 was $0.3 million, as compared to cash used in investing activities of $2.6 million for the nine months ended December 29, 2000. Capital expenditures of $0.3 million were primarily investments in computerized test equipment to test our products and additional computer equipment to support our business. We received proceeds of $1.0 million attributable to the sale of substantially all of the assets related to the Gwydion development project.

     Net cash used in financing activities was $1.9 million for the nine months ended December 28, 2001, as compared to net cash provided by financing activities of $47.0 million for the nine months ended December 29, 2000. For the nine months ended December 28, 2001, $0.2 million was attributable to the exercise of stock options, offset by payments against long-term liabilities of $2.1 million.

     The sale of substantially all of the assets related to the Gwydion project resulted in our violation of a loan and security agreement covenant that prohibits us from the sale of any assets over $25,000 that is outside of the ordinary course of business prior to our obtaining written approval from the lender. As a result, the lender declared the loan in default and amounts owing under this loan agreement (approximately $1.1 million at December 28, 2001) immediately due and payable. We received a waiver for this covenant violation and subsequent default on October 30, 2001 and have agreed with the lender to repay the remaining balance of this loan by March 2002 in equal monthly installments.

     Our contractual obligations at December 28, 2001 were as follows:

                                                           PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                       ---------------------------------------------
                                                       LESS THAN 1
CONTRACTUAL OBLIGATIONS                                   YEAR       1-3 YEARS   4-5 YEARS    TOTAL
-----------------------                                -----------   ---------   ----------   ------
Notes payable........................................    $1,066          --          --       $1,066
Capital-lease obligations............................       221          --          --          221
Operating leases.....................................       685        $495          $1        1,181
Unconditional purchase obligations...................     5,298          --          --        5,298
                                                         ------        ----          --       ------
Total contractual obligations........................    $7,270        $495          $1       $7,766
                                                         ======        ====          ==       ======

     We incurred a net loss of $14.5 million for the nine months ended December 28, 2001, and a net loss of $23.6 million for the year ended March 30, 2001. Cash used in operating activities for the nine months ended December 28, 2001 was $15.3 million, as compared to $21.3 million for the year ended March 30, 2001. Although we have been successful in reducing our cash usage rate gradually during the three consecutive quarters in the nine months ended December 28, 2001, we have been unable to increase our revenues. In an effort to sustain our business, we have reduced our workforce by 34% in October 2001, from which reduction we will fully realize benefits in the quarter ending March 29, 2002, we have ceased purchases for our single-channel products except for the remaining units on order related to China, we have implemented a sales promotion for our single-channel products to reduce our inventory and we have introduced our new dual-channel product which we expect to ship during the quarter ending March 29, 2002. If these efforts prove to be insufficient, we may be forced to reduce our expenditures further by reducing our purchase commitments, reducing capital expenditures, and reducing other discretionary expenditures.

     We have had and expect to continue to have negative cashflows from operations through March 2003. We believe that our available cash reserves will be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures through December 2002. However, our failure to increase the sales volume of our network repeaters, realize higher margins on our new products or further reduce our expenditures could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. We may need additional financing to sustain our business and/or fund our operating losses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133." SFAS 133, SFAS 137 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, SFAS 137 and SFAS 138 are effective for fiscal years beginning after June 15, 2000. We currently have no derivative instruments and, therefore, the adoption of SFAS 133, SFAS 137 and SFAS 138 has not had a material impact on our financial statements.

     In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We did not enter into any business combinations after June 30, 2001; therefore, the adoption of SFAS 141 has not had a significant impact on our financial statements.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. We currently do not carry goodwill in our financial statements; therefore, the adoption of SFAS 142 has not had a material impact on our financial statements.

     On October 3, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of net book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 144 to have a significant impact on our financial statements.

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

 WE HAVE INCURRED SIGNIFICANT LOSSES SINCE WE BEGAN DOING BUSINESS, ANTICIPATE CONTINUING LOSSES, AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

     We have accumulated losses of $94.0 million since we began doing business in 1983 through December 28, 2001, and we may never achieve or sustain profitability. We incurred a net loss of $14.5 million for the nine months ended December 28, 2001, and a net loss of $23.6 million for the year ended March 30, 2001. We will continue to incur significant expenses, particularly research and product development and sales and marketing expenses. We anticipate incurring net losses at least through the fiscal year ending March 28, 2003. We will need to generate significantly higher revenues to achieve profitability and recoup our accumulated losses. We cannot be certain that we will realize sufficient revenues to sustain our business.

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

     - the concentration of customer orders at the end of a quarter which can result in products shipping in the following quarter due to capacity constraints faced by our contract manufacturer;

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

     In the quarter ended December 29, 2000 we began to experience a slowdown in the booking of orders from new and existing customers and certain customers requested delays in shipment of existing orders. Our customers may further delay or cancel these orders without any repercussion or penalty. To date we have experienced postponements of approximately $10 million in orders that were initially planned to be shipped within the last 15 months. While the reasons for these trends are uncertain, they may be attributable to an overall slowdown in the economy, particularly in the telecommunications industry, reduced or deferred capital expenditures by our customers or difficulty by some customers in obtaining financing. These trends have continued through December 28, 2001 and have adversely affected our net revenues, business, financial condition and results of operations, as indicated by the reduction in our net revenues for the three and nine months ended December 28, 2001 as compared to the three and nine months ended December 29, 2000. If these trends continue further or accelerate, our net revenues, business, financial condition and results of operations would continue to be adversely affected.

  WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE WHICH MAY NOT BE AVAILABLE TO US.

     We incurred a net loss of $14.5 million for the nine months ended December 28, 2001, and a net loss of $23.6 million for the year ended March 30, 2001. Cash used in operating activities for the nine months ended December 28, 2001 was $15.3 million, as compared to $21.3 million for the year ended March 30, 2001. Although we have been successful in reducing our cash burn rate gradually during the three consecutive quarters in the nine months ended December 28, 2001, we have been unable to increase our revenues. In an effort to sustain our business, we have reduced our workforce by 34% in October 2001, we have ceased purchases for our single-channel products, we have implemented a sales promotion for our single-channel products to reduce our inventory and we have introduced our new dual-channel product which we expect to ship during the quarter ending March 29, 2002. We plan to increase the sales volume of our network repeaters and realize higher margins on our new dual-channel products. If these efforts prove to be insufficient, we may be forced to reduce our expenditures further by reducing our purchase commitments, reducing capital expenditures, and reducing other discretionary expenditures.

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

  CERTAIN EXISTING CONTRACTS MAY NOT RESULT IN REVENUES AS LARGE AS PREVIOUSLY DISCLOSED.

     In the past, we publicly announced the signing of certain purchase contracts and orders with three customers with announced estimated aggregate values through November 2002 of approximately $50 million, $15 million, and $3 million, respectively. However, these agreements have no required minimum purchase amounts and can be terminated without penalty. Accordingly, any estimates of total value of these agreements are speculative. Furthermore, we may never achieve the expected values or sales volume publicly disclosed. While we continue to internally estimate specific customer sales volumes for business planning purposes, none of our prior publicly disclosed estimates should be regarded as purchase commitments or indicative of our current estimates or expectations. To date, we have only recognized revenues of $10.9 million, $3.4 million and $1.1 million, respectively, for these three customers under these agreements.

     In addition, on September 6, 2001, we announced an $11 million order from Capitel Group, Ltd. of Beijing for China Unicom. On October 22, 2001, we announced that the delivery of products against this order would be extended for a significant length of time and will most likely be in volumes substantially lower than originally anticipated. See the section entitled "China order" in the Notes to Condensed Consolidated Financial Statements.

  A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES AND THE LOSS OF ANY OF THESE CUSTOMERS COULD HARM OUR BUSINESS.

     Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers, or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. In the three months ended December 28, 2001, 84.6% of our net revenues were derived from ten customers, with sales to three customers, Telepak Inc., Unefon and Beijing Telecom, comprising approximately 36.4%, 16.2% and 10.9%, respectively. In the nine months ended December 28, 2001, 76.6% of our net revenues were from ten customers, with sales to three customers Telepak Inc., Beijing Telecom and Unefon, comprising 19.1%, 14.3% and 10.5%, respectively.

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

     We have experienced downward pressure on selling prices of our single-channel products as a result of our entering into volume sale agreements with some customers and general competitive pressures as discussed above. We expect that our selling prices for these products will continue to decline for the foreseeable future. If we cannot offset declines in selling prices by increasing our sales volumes, realizing higher gross margins on our new products or reducing manufacturing costs, our revenues or gross margins will decline. These competitive pressures may also result in longer sales cycles and loss of customers. If we fail to significantly increase our sales of Network Repeaters and the deployment of RepeaterHybrid Networks or to broaden our customer base, we may fail to generate sufficient revenues to sustain our business.

 A SIGNIFICANT DECREASE IN THE COST OF BASE STATIONS AND THEIR COMMUNICATION LINKS WOULD DIMINISH ONE OF OUR COMPETITIVE ADVANTAGES.

     Unlike our repeater products, current base stations typically require an expensive communications link, usually through a high capacity digital telephone connection, to the network. In addition, base stations themselves are typically larger and more expensive than repeaters. A decrease in the cost of base stations and the communication links used to connect base stations to the local telephone network, especially in less populated areas, will diminish a cost saving that our customers experience from using our products. If the cost of base stations and their communication links decline, demand for our products may decrease and we may have to lower our product prices or experience a decline in orders. Either one of these results could cause decreased revenues and margins.

  OUR DEPENDENCE ON A CONTRACT MANUFACTURER FOR MOST OF OUR PRODUCTS MAY DIMINISH OUR ABILITY TO CONTROL THE QUALITY AND TIMING OF DELIVERY OF OUR PRODUCTS.

     We utilize a third-party contract manufacturer to manufacture of our products. There are risks associated with our dependence on a contract manufacturer, including the contract manufacturer's control of capacity allocation, labor relations, production quality and other aspects of the manufacturing process. If our contract manufacturer encounters any of these problems, our manufacturing processes will be adversely affected and we may lose customers.

     We do not have long-term supply contracts with our contract manufacturer, and they are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. If we are unable to obtain our products from our contract manufacturer on schedule, revenues from the sale of those products may be delayed or lost, and our reputation, relationships with customers and our business could be harmed. In addition, if our production volumes are too low to maintain existing contracts with our contract manufacturer, we could incur significant expenses and experience substantial disruption to our business.

  OUR CONTRACT MANUFACTURER'S RELIANCE ON A LIMITED NUMBER OF COMPONENT SUPPLIERS COULD LEAD TO DELAYS, ADDITIONAL COSTS, PROBLEMS WITH OUR CUSTOMERS AND POTENTIAL CUSTOMERS AND LOSS OF REVENUES.

     Our contract manufacturer currently utilizes one or a small number of suppliers for each of the components of our products. In particular, there are currently only a few suppliers of high-power amplifiers, a critical component for a Network Repeater that meets our quality standards. Our contract manufacturer has no long-term contracts or arrangements with the suppliers of components for our products that guarantee the availability of these components. If for any reason a supplier fails to meet quality or quantity requirements, or stops selling components at commercially reasonable prices, or if a competitor enters into an exclusive relationship with one of our suppliers, we could experience significant production delays or cost increases.

     From time to time, our contract manufacturer may be required to replace some of the components of our products when the supplier of a particular component discontinues production. While we do not generally maintain an inventory of components, we may purchase a quantity of these discontinued components to supply to our contract manufacturer until new suppliers or substitute components can be found. We face the risk that we may deplete this inventory of discontinued components before finding adequate substitutes, which could cause the loss of significant sales opportunities. Alternatively, we may be left with surplus quantities of these components, which could cause us to incur charges for excess inventory. Although we believe that we can obtain alternative sources of components, we cannot guarantee that such sources can be secured on short notice or that components will be available from alternative sources on satisfactory terms. Any of these problems could damage relationships with current or prospective customers, seriously harm our operating results and revenues in a given period and impair our ability to generate future sales.

  DUE TO UNCERTAINTIES IN PRODUCTION FORECASTING, WE MAY EXPERIENCE UNEXPECTED SURPLUSES OR SHORTAGES OF INVENTORY.

     Our contract with our manufacturer requires us to provide a rolling six-month forecast for production each month. The forecast for the first two months of the six-month forecast are considered firm purchase orders. If we fail to accurately predict our customers' demand for our products, we may be subject to shortages of certain products and surpluses of other products. If we fail to have an adequate supply of inventory for our products, we may be subject to cancellation of orders from our customers for these products. In addition, if we have a surplus of certain products, we may incur charges for excess or obsolete inventory. For example, in fiscal 2001, our cost of revenue included $2.4 million related to inventory valuation allowance for excess and obsolete inventory. In addition, we recorded a $1.3 million cancellation penalty accrual in the three months ended December 28, 2001 in cost of revenues.

     Some of the components of our products may have long lead times from the date a purchase order is placed with the supplier to the date the components are delivered to our contract manufacturer. In order to ensure an adequate supply of these components, we may be required to purchase the components ourselves and then resell them to our contract manufacturer to meet our forecasted requirements. If we fail to accurately predict the demand for these components, we may face shortages and potentially lose sales, or alternatively incur charges for excess or obsolete inventory.

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

  WE HAVE SIGNIFICANT SALES EFFORTS IN INTERNATIONAL MARKETS, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

     A significant portion of our sales efforts has been targeted to international service providers in Australia, Canada, Mexico, South America and Asia. Conducting business in these areas subjects us to a number of risks and uncertainties, including:

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

     As of December 28, 2001, we had four patents granted and four patent applications pending. We have held these patents since November 1988, July 1990, February 1993 and September 2000, respectively. It is possible that no patents will be issued from these pending applications or from future patent applications.

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

  WE ARE CURRENTLY INVOLVED IN LITIGATION THAT COULD DIVERT MANAGEMENT'S TIME AND ATTENTION AND MAY BE TIME-CONSUMING AND EXPENSIVE TO DEFEND.

     On September 17, 2001, The Gwydion Company, LLC and its members filed direct and stockholder derivative lawsuits against us and certain of our current and former directors and officers claiming breach of contract, fraud, intentional and negligent misrepresentation, and breach of fiduciary duty, and requesting damages and attorney's fees. On January 10, 2002, our challenge to the shareholder derivative lawsuit was sustained without leave to amend and on January 17, 2002, the court entered judgment in favor of us and against Gwydion and its members. The direct suit for breach of contract and fraud remains pending. While we believe that the plaintiffs' direct claims are without merit and intend to vigorously defend ourselves against them, we cannot predict the ultimate outcome of the pending action.

     On November 16, 2001, a purported stockholder class action lawsuit was filed against us, certain of our current and former directors and officers and certain underwriters of our initial public offering of common stock. This lawsuit purports to bring suit on behalf of all purchasers of our common stock between August 8, 2000, the effective date of our initial public offering, and December 6, 2000. The plaintiff alleges, among other things, that our prospectus, incorporated in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that certain underwriters allegedly (i) solicited and received excessive and undisclosed commissions from certain investors in exchange for which such underwriters allocated to those investors substantial portions of the shares issued in our initial public offering, and (ii) entered into agreements with customers whereby the underwriters agreed to allocate shares of our common stock to those customers in our initial public offering in exchange for which the customers agreed to purchase additional shares of our common stock in the aftermarket at pre-determined prices. The plaintiff has requested damages and statutory compensation, as well as the costs and expenses of the litigation. We believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations.

     In connection with these lawsuits, we expect to incur substantial legal and other expenses. In addition, this litigation could divert the efforts and attention of our management. Such expenses and diversion of resources associated with this litigation could seriously harm our business and financial condition.

  VARIABLE PLAN ACCOUNTING TREATMENT OF CERTAIN OUTSTANDING STOCK OPTIONS MAY HAVE A SIGNIFICANT ADVERSE IMPACT ON OUR STATED EXPENSES.

     In November 2001, we extended an offer to our eligible employees and directors to cancel stock options with exercise prices greater than $0.30 per share and to grant replacement stock options with an exercise price equal to the quoted market price of our common stock at December 27, 2001, one day before the expiration of the offer. On December 28, 2001, we granted replacement options to purchase an aggregate of 3,143,628 shares of our common stock at $0.29 per share to eligible employees and directors who accepted the offer in a one-for-one exchange for such cancelled stock options. Each replacement option will vest monthly over one year following the date of grant and will expire 18 months after the date of grant. We will account for all such replacement options, as well as eligible options to purchase an aggregate of 69,770 shares of common stock which were not exchanged, under the variable accounting method and will revalue these stock options at the end of each reporting period until the options are exercised, forfeited, or expire unexercised; the resulting charge will be recorded as compensation expense. In the case of the unexchanged stock options, the variable accounting treatment may be in effect up to 10 years from the date of grant. The higher the market value of our common stock, the greater the compensation expense we will record.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     We believe we do not have any significant exposures to quantitative and qualitative market risks. For the nine months ended December 28, 2001, we did not have any derivative financial instruments or any derivative commodity instruments. Our financial instruments include trade accounts receivable, trade accounts payable and a term note. Our accounts receivable and accounts payable are relatively short-term in duration and, as a consequence, are not exposed to significant interest rate changes and consequent fair value adjustments. Our cash equivalents are invested in interest-bearing accounts, generally money market accounts of less than seven days' average maturity, and as a result are not subject to significant valuation adjustments due to interest rate changes. We also have a term loan, which bears interest at a fixed rate. As a result, the payments due under the term loan are not subject to adjustment due to interest rate changes. Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenues. Most of our international sales are in U.S. dollars and, therefore, are not subject to foreign currency exchange rate risk. At December 28, 2001, approximately 0.8% of our accounts receivable were denominated in a foreign currency and as a result, we were subject to foreign currency exchange risk on this amount. In addition, expenses of our international operations are denominated in each country's local currency and are subject to foreign currency exchange risk. Through December 28, 2001, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In November 1999, in connection with our acquisition of substantially all of the assets of The Gwydion Company, LLC, we issued 573,334 shares of our common stock to the members of Gwydion, Harry Ayvazian and Gary Grimes. These shares were to be held in an escrow account and subject to our right of repurchase for $1.00 in the aggregate until certain performance criteria were met. In May 2001, we filed an escrow claim with Gwydion and the escrow agent to assert our right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration. Gwydion and its members have disputed this claim and on

September 17, 2001 filed direct and stockholder derivative lawsuits in the Superior Court of the State of California for the County of Santa Clara against us and Kenneth L. Kenitzer, Timothy A. Marcotte, Chris L. Branscum, John Bosch, Bandel Carano, Richard G. Grey, Perry LaForge and Alessandro Piol in their capacities as our current and former directors and officers. We initially reported these legal proceedings in our Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.

     In the stockholder derivative action, the plaintiffs alleged that, among other things, the defendants (i) made untrue representations in connection with the acquisition agreement, (ii) entered into the acquisition agreement with no intention of committing the resources necessary to the success of the Gwydion project, and (iii) contributed to the decrease in value of our stock; claimed fraud, intentional and negligent misrepresentation, and breach of fiduciary duty; and requested damages and attorney's fees. In the direct lawsuit, the plaintiffs allege that, among other things, the defendants engaged in conduct that precluded the plaintiffs from fulfilling their obligations under the Gwydion acquisition agreement, claim breach of contract and fraud, and request compensatory and punitive and/or exemplary damages, costs and attorney's fees. On January 10, 2002, our challenge to the stockholder derivative lawsuit was sustained without leave to amend and on January 17, 2002, the court entered judgment in favor of us and against Gwydion and its members. The direct suit for breach of contract and fraud remains pending. While we believe that the plaintiffs' direct claims are without merit and intend to vigorously defend ourselves against them, we cannot predict the ultimate outcome of the pending action.

     On November 16, 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York against us, Chris Branscum, Kenneth Kenitzer, Timothy Marcotte and certain underwriters of our initial public offering of common stock. This lawsuit purports to bring suit on behalf of all purchasers of our common stock between August 8, 2000, the effective date of our initial public offering, and December 6, 2000. The plaintiff alleges, among other things, that our prospectus, incorporated in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that certain underwriters allegedly (i) solicited and received excessive and undisclosed commissions from certain investors in exchange for which such underwriters allocated to those investors substantial portions of the shares issued in our initial public offering, and
(ii) entered into agreements with customers whereby the underwriters agreed to allocate shares of our common stock to those customers in our initial public offering in exchange for which the customers agreed to purchase additional shares of our common stock in the aftermarket at pre-determined prices. As a result of the alleged omissions in our prospectus and the defendants' alleged subsequent misrepresentations and omissions in connection therewith, the plaintiff claims violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-3 and 10b-5 promulgated thereunder, and requests damages and statutory compensation in an amount to be determined at trial, as well as the costs and expenses of the litigation. We believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 8, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-31266) relating to the initial public offering of our common stock. The net offering proceeds to us from our initial public offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $42.3 million. These proceeds were invested in high-quality short-term investments. Of these proceeds, approximately $1.7 million has been used to purchase equipment and a portion has been used for expansion of sales, marketing and future development of our products and for general corporate purposes, including working capital. We intend to use the remaining proceeds to support our operations, to provide working capital and to repay notes payable of approximately $1.1 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The sale of substantially all of the assets related to the Gwydion project resulted in our violation of a loan and security agreement covenant that prohibits us from the sale of any assets over $25,000 that is outside of the ordinary course of business prior to our obtaining written approval from the lender. As a result, the lender declared the loan in default and amounts owing under this loan agreement (approximately $1.1 million at December 28, 2001) immediately due and payable. We received a waiver for this covenant violation and subsequent default on October 30, 2001 and have agreed with the lender to repay the remaining balance of this loan by March 2002 in equal monthly installments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 3.1(1)    Amended and Restated Certificate of Incorporation of the
           registrant.
 3.3(2)    Bylaws of the registrant, as currently in effect.
 4.1(2)    Specimen Common Stock Certificate.
 4.2(2)    Amended and Restated Preferred Stock Purchase Warrant, dated
           August 6, 1997, issued to Lighthouse Capital Partners II,
           L.P.
 4.3(2)    Warrant to Purchase Shares of Series DD Preferred Stock of
           Repeater Technologies, Inc., dated January 25, 1999, issued to Phoenix Leasing Incorporated.
 4.4(2)    Stock Subscription Warrant to Purchase Series DD Preferred
           Stock of Repeater Technologies, Inc., dated July 8, 1999,
           issued to TBCC Funding Trust II.
 4.5(2)    Seventh Amended and Restated Investors' Rights Agreement,
           dated July 11, 2000.
 4.6(2)    Form of Warrant to Purchase Shares of Series EE Preferred
           Stock.
 4.7(3)    Certificate of Designation of Series A Junior Participating
           Preferred Stock.
 4.8(3)    Rights Agreement, dated as of August 9, 2001, between
           Repeater Technologies, Inc. and U.S. Stock Transfer
           Corporation, including Form of Right Certificate.
10.11(4)   Loan and Security Agreement, dated as of July 8, 1999, by
           and between Repeater Technologies, Inc. and Transamerica
           Business Credit Corporation, as amended by Amendment to Loan
           Documents, dated as of October 10, 2001, by and between
           Repeater Technologies, Inc. and Transamerica Business Credit
           Corporation.

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

(4) Incorporated by reference from the correspondingly numbered exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001, filed with the Commission on November 13, 2001.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended December 28, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REPEATER TECHNOLOGIES, INC.

                                          BY: /s/  TIMOTHY A. MARCOTTE
                                             -----------------------------------
                                                     Timothy A. Marcotte
                                                  Executive Vice President,
                                                  Chief Operating Officer,
                                                 Chief Financial Officer and
                                                          Secretary
                                             (Principal Financial and Accounting
                                                           Officer)

Date: February 11, 2002

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 3.1(1)    Amended and Restated Certificate of Incorporation of the
           registrant.
 3.3(2)    Bylaws of the registrant, as currently in effect.
 4.1(2)    Specimen Common Stock Certificate.
 4.2(2)    Amended and Restated Preferred Stock Purchase Warrant, dated
           August 6, 1997, issued to Lighthouse Capital Partners II,
           L.P.
 4.3(2)    Warrant to Purchase Shares of Series DD Preferred Stock of
           Repeater Technologies, Inc., dated January 25, 1999, issued to Phoenix Leasing Incorporated.
 4.4(2)    Stock Subscription Warrant to Purchase Series DD Preferred
           Stock of Repeater Technologies, Inc., dated July 8, 1999,
           issued to TBCC Funding Trust II.
 4.5(2)    Seventh Amended and Restated Investors' Rights Agreement,
           dated July 11, 2000.
 4.6(2)    Form of Warrant to Purchase Shares of Series EE Preferred
           Stock.
 4.7(3)    Certificate of Designation of Series A Junior Participating
           Preferred Stock.
 4.8(3)    Rights Agreement, dated as of August 9, 2001, between
           Repeater Technologies, Inc. and U.S. Stock Transfer
           Corporation, including Form of Right Certificate.
10.11(4)   Loan and Security Agreement, dated as of July 8, 1999, by
           and between Repeater Technologies, Inc. and Transamerica
           Business Credit Corporation, as amended by Amendment to Loan
           Documents, dated as of October 10, 2001, by and between
           Repeater Technologies, Inc. and Transamerica Business Credit
           Corporation.

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

(4) Incorporated by reference from the correspondingly numbered exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001, filed with the Commission on November 13, 2001.