Form 10-K
period 2002-03-29
REPEATER TECHNOLOGIES INC
filed 2002-06-27
CIK 1052246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                               to                               .

Commission File Number 000-31231

Repeater Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0535658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 Morse Avenue

Sunnyvale, California 94089
(Address of principal executive offices)

(408) 747-1900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      As of May 15, 2002, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price for such common stock as quoted by the Nasdaq National Market on that date, was approximately $2,961,831. Shares held by each executive officer and director of the registrant and by each person who owns ten percent or more of the registrant’s outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

      As of May 31, 2002, there were 23,914,052 shares of the registrant’s common stock, $0.001 par value per share, outstanding. This is the only outstanding class of stock of the registrant.

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	20
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	20
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Financial Statements and Supplementary Data	34
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	56
PART III
Item 10.	Directors and Executive Officers of the Registrant	56
Item 11.	Executive Compensation	58
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
Item 13.	Certain Relationships and Related Transactions	74
PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	76

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would” or the negative of such terms or other comparable terminology.

      Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors and uncertainties include the Company’s ability to gain widespread industry acceptance of its products, its lengthy and variable sales cycle and the difficulty in predicting the timing and magnitude of sales. We refer readers to the “Risks That Could Affect Future Results” section and elsewhere in this report for descriptions of additional uncertainties and factors that may affect forward-looking statements.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I

Item 1.     Business

Overview

      Repeater Technologies, Inc. (the “Company”) was incorporated in the State of California in October 1983 and reincorporated in the State of Delaware in May 2000. We develop, market and sell wireless network equipment primarily for CDMA-based wireless communications networks for use in suburban and rural areas, urban areas and inside office buildings and other coverage-limited structures.

      Our products are based on our Network Repeater technology that expands the coverage area of a wireless network. Our Network Repeater receives, amplifies and retransmits voice and data signals between mobile handsets and base stations and uses an operator’s existing radio frequency, or RF, spectrum to provide the necessary connection to the wireless network.

      Our RepeaterHybrid Network incorporates our family of Network Repeaters, third-party base stations and other related network equipment to provide outdoor wireless service coverage at significantly reduced capital and operating cost by reducing the number of required base stations, related communication links and other wireless network equipment.

Industry Background

      Wireless Market Growth. In recent years, there has been substantial growth in the number of wireless subscribers. A number of factors are driving worldwide wireless subscriber growth, including the expansion of wireless coverage outside of urban areas, the rapid price decline of wireless usage cost per minute and the proliferation of new wireless applications such as high-speed data services. These factors, alongside increasing use of wireless handsets as a substitute for wire-based communications, are also driving a substantial increase in wireless minutes of use. To meet the growing demand for wireless services, wireless service providers are increasingly focusing on expanding network coverage in order to increase the number of new subscribers and reduce subscriber turnover, or “churn,” resulting from coverage limitations.

      Wireless Standards. A number of analog and digital standards are available to wireless service providers in the deployment of wireless networks, including GSM, or Global System for Mobile Communication, TDMA, or Time Division Multiple Access, and CDMA, or Code Division Multiple Access. TDMA was established in 1988 and is now widely utilized across the United States as a result of its transmission and cost efficiencies and signal quality. GSM was introduced in 1991 as an extension of the TDMA standard and is now widely utilized in Europe and Asia as a result of similar factors as well as its “open standard” compatibility. The GSM standard was developed by a consortium of wireless service providers and wireless equipment manufacturers, primarily in Europe, to provide a common air interface to enable a subscriber who was traveling between networks and countries to have uniform wireless service. Due to this effort, wireless equipment manufacturers were able to develop products for a large potential market and also were not required to pay royalties for licensed technology. Both of these factors have enabled GSM wireless network equipment to be offered by manufacturers at a lower cost than CDMA wireless equipment. CDMA is not generally considered an “open standard,” and manufacturers of CDMA equipment generally are required to pay royalties for licensed technology.

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

      There are several new standards for incorporating higher-speed data transmission rates into mobile telephone networks, generally referred to as 2.5G and 3G standards. The 2.5G standards allow for higher-speed data transmission rates when compared to existing 2G digital mobile telephone networks, and the 3G standards provide for even higher data transmission rates, potentially greater than 1 megabit/ sec. The 3G standards are expected to require up to 5MHz of spectrum to be allocated for their use.

      The 2.5G standard known as General Packet Radio Service (GPRS) is a technical standard for higher speed data transmission rates for the currently deployed GSM mobile standard. Deploying GPRS requires additional equipment and new software to be deployed into existing GSM networks.

      The 3G standards known as CDMA20001X and CDMA20001xEV are derivatives of the first CDMA standard deployed (cdmaOne or IS-95), allowing for enhanced data transmission rates to and from the mobile devices by enhancing existing CDMA networks through equipment and software upgrades. The CDMA20001X standard is currently being deployed by wireless service providers worldwide. Our recently introduced line of RepeaterCell line of Network Repeaters are compatible with CDMA20001X and CDMA20001xEV networks and are deployed in CDMA20001X networks today.

      CDMA3X is a 3G standard for CDMA networks that incorporates very high-speed data transmission rates to and from the mobile device and will generally require new software and, in some instances, new equipment to be deployed into the network. Universal Mobile Telephone Service (UMTS) is based on a different technical standard, W-CDMA, or wideband CDMA. UMTS allows for very high transmission speeds to and from the mobile device and is the most likely 3G evolution path for GSM networks. Our Network Repeaters will require some modifications to enable them to work properly in CDMA3X or UMTS networks. These modifications vary in difficulty depending on the frequency band. Modifications for the U.S. PCS band are relatively simple, while modifications for the U.S. cellular band and European 2100 MHz band will be more difficult and time consuming and will require a substantial amount of our resources.

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

      The market for our CDMA Network Repeaters is a subset of the worldwide CDMA market. The market for Network Repeaters may not reflect the growth rates of the broader CDMA market. The growth of the market for Network Repeaters may be limited by an inability to achieve broader market acceptance or provide a sufficient value proposition as a result of expanding capacity requirements or limited coverage requirements.

      CDMA provides a number of benefits over competing analog and digital standards, including:

•	Increased Capacity. Unlike competing standards, CDMA does not assign a specific frequency to each user. Instead, conversations and other information are encoded in random digital sequence for transport across the full available spectrum. By allowing multiple subscribers to share the same frequency, CDMA equipment can provide over three times the capacity of analog and other digital standards over the same amount of spectrum.

•	Improved Quality of Service. CDMA combines multiple signals and improves signal strength for a reduction of interference and fading. Additionally, the method of passing calls between cells in a CDMA network significantly reduces the risk of disruption or dropped calls.

•	Better Support for Data. CDMA offers a powerful platform for evolving wireless technologies and enables subscribers to use a wide range of new services including voice recognition, short messaging services and Internet connections.

      Although CDMA provides a number of benefits over analog and other digital standards, it is the newest wireless communications technology standard and has yet to achieve the market penetration of other more established digital standards, including TDMA and GSM. At December 31, 2001, networks using GSM or TDMA technologies served 77.9% of wireless subscribers worldwide, networks using CDMA served 11.8%, and PDC/ PHS, analog and other wireless standards served the remaining 10.3%. Between 1999 and 2001, the number of wireless subscribers worldwide who use CDMA technologies grew by 123.6%, while the number using GSM or TDMA technologies grew by 149.2%. Relatively few wireless service providers have adopted CDMA wireless technology and those which have are concentrated in portions of North America, Central America, South America and Asia.

      Wireless System Technology. Wireless networks operate by dividing the geographic service area territory into a number of areas called cells. A base station is the equipment that transmits and receives the RF signal to and from the wireless handsets in the cell site’s coverage area. The coverage provided by a base station is limited by the base station’s RF output power, the frequency of the RF signals and the amount of clutter, such as buildings, hillsides and other physical obstructions, in the path of the signals. The higher the RF signal’s frequency, the shorter the distance it can travel for a given output power. For example, a 1900 MHz RF signal travels approximately half the distance of an 850 MHz cellular signal with equal output power. Therefore a 1900 MHz RF network may require three to four times the number of base stations to provide the same coverage as a 850 MHz RF network. PCS networks tend to utilize 1900 MHz RF while cellular networks usually utilize 850 MHz RF.

      Market Segments. The rapid growth in demand for wireless service has caused a corresponding increase in the demand for widespread coverage in the following four market segments:

•	Low-Density/ Low-Utilization Markets. These markets are typically suburbs and small towns in which capacity requirements are low because of low user density. However, the need for coverage remains high as wireless subscribers expect to have service throughout these areas. Wireless service providers have been slow to deploy wireless networks in these areas because the high infrastructure costs required cannot be spread over a large enough subscriber base.

•	Traffic Corridors. These markets are typically major highways that connect population centers and are characterized by low-density utilization along a narrow geographic corridor. Wireless service providers must offer complete coverage along these corridors so that subscriber calls are not “dropped” in these areas. However, in these markets, as in low-density/ low-utilization markets, wireless service providers find the deployment of base stations costly and inefficient.

•	High-Density/ High-Utilization Markets. These markets are typically urban areas in which service is provided by a large number of closely spaced base stations, which provide both the capacity for a large number of subscribers and coverage for a given geographic area. However, in spite of the large number of base stations, gaps in coverage commonly occur as the result of blockage of RF signals by buildings, tunnels and other obstructions.

•	In-Building Markets. These markets are characterized by high utilization throughout a concentrated geographical area. Although base stations can provide the necessary capacity, the materials used in building construction can inhibit and interfere with the transmission of RF signals to and from the building interior.

      Both existing wireless service providers and new entrants to the competitive wireless markets face the challenge of rapidly expanding coverage with limited capital and operating resources. Addressing these coverage challenges has become a critical differentiator as service providers attempt to expand their existing subscriber base and minimize subscriber churn resulting from coverage limitations. Because CDMA base stations are designed to support high capacity networks in densely populated urban centers, they do not scale well to low-density/ low-utilization markets. In addition, the need for a high capacity digital telephone connection to the network from each base station results in significant capital and operating expenses. As a result of growing capacity and coverage requirements and increasing competitive pressures, wireless service providers are demanding solutions that provide:

•	rapid expansion of coverage;

•	reduced capital and operating costs;

•	ease of and flexibility in deployment;

•	improved quality of RF coverage;

•	high levels of technical support; and

•	rapidly deployable 3G-compatible products.

Repeater Technologies’ Solution

      Our RepeaterHybrid Network integrates our Network Repeaters with CDMA base stations, enabling wireless service providers to quickly expand coverage at significantly reduced cost. While base stations provide the overall capacity and initial coverage for a wireless network, our Network Repeaters redirect, focus or spread the concentrated capacity of a base station to expand coverage to desired coverage areas. In low-density/low-utilization markets and traffic corridors, our RepeaterHybrid Network allows network operators to cost-effectively utilize their network capacity to expand coverage. In high-density/high-utilization markets, our Network Repeaters fill the coverage gaps that occur as a result of blockage of RF signals. For the in-building market, Network Repeaters, when coupled with a distributed antenna system, can provide RF coverage in smaller buildings. Our solutions offer the following key benefits:

Reduced Capital Costs. RepeaterHybrid Networks provide expansion of coverage with significantly lower capital costs than required in the deployment of base station-only networks. Network Repeaters are significantly less expensive than CDMA base stations. In addition, wireless network operators who use base stations to increase coverage must incur increased capital costs both as a result of the need for more communications links and the deployment of larger base station controllers and mobile switching centers to support these sites. Our Network Repeaters typically require no physical communications link to base station controllers or mobile switching centers and, as such, reduce the overall capital cost of the network. In addition, our Network Repeaters are significantly smaller than base stations, making them less costly to site and install.

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

Establish a Market Leadership Position in Third Generation or 3G Wireless Networks. We intend to capitalize on the low cost and flexibility of our Network Repeaters to speed service providers’ transition to third generation or 3G wireless technologies. We have developed significant expertise in CDMA technology, which will allow us to rapidly bring 3G products to market. Our Network Repeaters currently meet the CDMA20001X and CDMA20001xEV specifications of the 3G standard known as cdma2000. We intend to further develop our technology to meet the balance of the 3G CDMA standards, CDMA3X and UMTS.

Focus on Network Design and Customer Support. We have developed a substantial body of knowledge of network design incorporating repeaters and base stations in order to facilitate our customers’ assessment and implementation of our RepeaterHybrid Networks. Our network design services allow wireless service providers to modify network design prior to deployment to better suit coverage and capacity demands. We believe our extensive network design capabilities and comprehensive customer support have been significant factors in our ability to attract and retain customers.

Pursue Strategic Transactions. We may from time to time make strategic acquisitions or engage in strategic transactions that may complement our products, expand the breadth of our product offerings, enhance our technical capabilities, help secure critical sources of supply or that may otherwise offer growth opportunities.

Our Products and Services

Network Repeater. Our Network Repeater receives, filters, amplifies and re-transmits RF signals between wireless subscribers and base stations in CDMA wireless networks. Our Network Repeater features our patented receive diversity technology, which provides high quality voice and data transmission, while reducing the necessary amount of handset power. Receive diversity technology allows operators to deploy RepeaterHybrid Networks with comparable performance and quality to those of a base station-only network. We started deploying Network Repeaters in the June quarter of 1997. We introduced our new higher-powered 10 watts per channel dual-channel Network Repeater during the three months ended December 28, 2001. We also introduced another, higher-powered 15 watts per channel dual-channel Network Repeater in the quarter ended March 29, 2002.

RepeaterStar. Our RepeaterStar antenna sends and receives signals between the serving base station and our Network Repeater. Our RepeaterStar antenna possesses performance characteristics that are optimized for use within our RepeaterHybrid Network. We started deploying RepeaterStar antennas in the December quarter of 1999. We introduced a smaller, less expensive version of the RepeaterStar antenna, the RepeaterStarLite, in the quarter ended March 29, 2002.

RepeaterPower. Our RepeaterPower battery back-up power system provides auxiliary power for the Network Repeaters in the event of a commercial power outage. We started deploying our battery back-up power systems in the June quarter of 1997.

RepeaterWeb. RepeaterWeb is our proprietary network management system designed to monitor and control our Network Repeaters and other products from a central network operations center. RepeaterWeb provides a comprehensive browser-like graphical user interface allowing maintenance personnel to monitor numerous Network Repeaters, together with their back-up power sources and related equipment, over the Internet. We started delivering RepeaterWeb to customers for evaluation in the quarter ended March 29, 2002 and we have delivered a production-released system in the quarter ending June 28, 2002. RepeaterWeb replaces our prior proprietary network management system, RepeaterNet.

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

      We also may provide turnkey installation, and may in the future contract for the construction, of repeater sites, both indoors and outdoors, and network optimization of both base stations and Network Repeaters. Optimization includes the alignment of all Network Repeaters to optimize communication with the base stations and the adjustment of base station and other network parameters to optimize network performance. Throughout all phases, we provide program management and project management services.

      Our Network Repeaters comprised approximately 87.0%, 88.9% and 84.2% of our net revenues for the fiscal years ended March 31, 2000, March 30, 2001 and March 29, 2002, respectively.

      In order to meet our customer’s delivery requirements we need to carry significant amounts of inventory. In addition, we need to provide a forecast and committed delivery schedule to our contract manufacturer in advance of receiving customer orders.

Sales and Marketing

      We offer our products and services in the United States and Canada through our direct sales force. Our international sales efforts are conducted through a network of agents and distributors, which are assisted by our direct sales force. International sales accounted for 40.7%, 32.0%, and 39.2% of our net revenues during our fiscal years ended March 31, 2000, March 30, 2001 and March 29, 2002, respectively. We have provided additional information about the geographic markets in which we operate in Note 1 to our Consolidated Financial Statements contained in this report. During the fiscal year ended March 31, 2000, sales to customers in Canada totaled 11.0% of net revenues and sales to customers in Mexico totaled 12.8% of net revenues. During the fiscal year ended March 30, 2001, no country outside of the U.S. accounted for more than 10.0% of net revenues. During the fiscal year ended March 29, 2002, sales to customers in China totaled 15.7% of net revenues and sales to customers in Mexico totaled 14.5% of net revenues.

      Our direct sales force works in conjunction with our support personnel to assist current and potential customers in identifying capacity and coverage goals. In addition, our sales force assists customers in preparing a pro forma business analysis comparing the customer’s initial deployment costs and operating expenses using traditional wireless network equipment against those associated with using our products and services. Outside of our corporate headquarters, we currently have sales personnel located in Atlanta, Dallas, and Chicago. We also have established relationships with agents and distributors located in Australia, Argentina, Brazil, Canada, Chile, China, Colombia, Guatemala, Israel, Malaysia, Mexico, Uruguay and Venezuela. As of March 29, 2002, six of our 39 employees were engaged in sales and marketing.

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

Customers

      Relatively few wireless service providers have adopted CDMA wireless technology and those which have are concentrated in portions of North America, Central America, South America and Asia.

      In the fiscal year ended March 31, 2000, ten customers accounted for 69.7% of our net revenues, with PrimeCo, Wireless Facilities, Inc. and ClearNet PCS accounting for 13.6%, 12.4% and 10.2%, respectively. In the fiscal year ended March 30, 2001, ten customers accounted for 66.5% of our net revenues, with Ubiquitel PCS accounting for 12.6%. In the fiscal year ended March 29, 2002, ten customers accounted for 74.4% of our net revenues, with Cellular South, Beijing Telecom and Unefon accounting for 16.7%, 15.7% and 14.4%, respectively. For information regarding revenues generated from customers outside of the United States, see Note 1 to our Consolidated Financial Statements.

Customer Service and Support

      We provide a full range of post-sale customer support, including a 24-hour hotline service to resolve technical issues, field service inventory to support advance replacement requirements, on-site field service engineer support, in-house repair for in- and out-of-warranty products and on-site training.

Manufacturing

      We contract with a third-party manufacturer to manufacture some of our products. Our third-party manufacturer is currently Sanmina Corporation. Our manufacturer assembles modules for us, which we test for functionality prior to assembly into finished products. We do not have a long-term manufacturing contract with our contract manufacturer. We have payment obligations that extend through September 2002 for units previously purchased under a settlement agreement with our manufacturer. Our ability to use this manufacturer is subject to minimum order volumes. Any individual purchase order is generally not cancelable by us unless the supplier fails to deliver in conformance with the terms of the purchase order. We believe that our third-party contract manufacturer has the capability to support our demand for the foreseeable future. Although we believe that we can obtain an alternate contract manufacturer for our products if necessary, we cannot guarantee that such a manufacturer can be obtained on short notice or that our products could be manufactured by an alternative manufacturer on satisfactory terms. Any of these problems could damage relationships with current or prospective customers, seriously harm our operating results and revenues in a given period and impair our ability to generate future sales.

      We rely on a sole source of supply for several of our significant components, including antennas, power amplifiers, power supplies, and battery back-up power systems. Although we believe that we can obtain alternative sources of supply for these components, we cannot guarantee that such sources can be secured on short notice or that components will be available from alternative sources on satisfactory terms. Any of these problems could damage relationships with current or prospective customers, seriously harm our operating results and revenues in a given period and impair our ability to generate future sales.

Research and Product Development

      We plan to continue to develop and extend our product offerings for the current CDMA market and future generations of CDMA wireless standards, including the next generation of wireless standards for high-speed data, which includes third generation, or 3G, standards. Products which have recently been developed or are currently under development include:

•	850MHz versions of RepeaterCell, our recently introduced next generation of CDMA Network Repeater. In addition, we are developing the capability to extend RepeaterCell to the requirements of emerging 3G CDMA standards, including the 2100 MHz band. Both of these products are in the planning stage of development. Significant development efforts will be required to complete these products.

•	RepeaterLink, a fiber-optic communication link between our Network Repeaters and base stations. RepeaterLink converts RF signals to lightwaves and back to RF, allowing a Network Repeater to operate remotely at a substantial distance from a base station. RepeaterLink is advantageous when line-of-site for wireless communication between our Network Repeater and the base station is not feasible. This product has completed development, subject to testing.

      As of March 29, 2002, eight of our 39 employees were engaged in research and product development, including hardware and software engineering. Our research and development expenses totaled $7.3 million, $8.2 million and $5.5 million for the fiscal years ended March 31, 2000, March 30, 2001 and March 29, 2002, respectively.

      Repeater Technologies, Network Repeater, RepeaterHybrid Network, RepeaterCell, RepeaterPower, RepeaterStar, RepeaterStarLite, RepeaterNet, RepeaterWeb and RepeaterLink are trademarks or trade names of Repeater Technologies, Inc. All other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

Competition

      The wireless network equipment market is highly competitive. The market for products that enhance wireless coverage is characterized by rapidly changing technology, evolving wireless industry standards and frequent new product introductions and enhancements. Our ability to compete depends on many factors, including:

•	continued new product development;

•	comprehensive service and support;

•	competitive pricing; and

•	reliability.

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

      Current and potential competitors consist primarily of major domestic and international companies that offer coverage enhancement solutions based on their own repeaters or base stations. Most of these companies have longer operating histories, larger installed customer bases, substantially greater name recognition and greater financial, technical, manufacturing, marketing, sales and distribution resources than we do. We also compete with the TDMA and GSM product offerings from communications equipment providers and expect that a number of them will develop competing data communications products and technologies in the near future. Our current and potential competitors can be divided into two groups: base station manufacturers, such as Ericsson, Inc., Fujitsu Network Communication, Inc., Hyundai Electronics Industries Co., Ltd., LG Information & Communications, Ltd., Lucent Technologies, Inc., Motorola, Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corp. and Samsung Electronics Co., Ltd.; and wireless repeater manufacturers, such as Allen Telecom Inc., Allgon AB, EMS Technologies, Inc. and Andrew Corporation. We face actual and potential competition not only from these established companies, but also from new companies that may develop and market new wireless telecommunications products and services.

Intellectual Property

      We consider our technologies proprietary and seek to protect our intellectual property rights. As of March 29, 2002, we had four patents granted and five patent applications pending. We have held these patents since November 1988, July 1990, February 1993 and September 2000, respectively. One of our patent grants is based upon proprietary rights originally obtained from Matthew P. Fuerter, a former vice president of the Company. We consider this patent to be a key differentiator for our products. This patent expires in February 2018. We are seeking patent protection outside of the United States for this patent. We also have a technology license agreement with Mr. Fuerter. For further information regarding this technology license agreement, please see “Certain Relationships and Related Transactions.”

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

      Due to the competitive nature of the telecommunications industry, particularly as it relates to CDMA-based technology, any competitive advantage we may have relies heavily upon protection of our intellectual property rights. Because the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in our industry are uncertain and evolving, in the future, we may be a party to litigation concerning the intellectual property incorporated in our products. These lawsuits, regardless of their outcome, would be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating or using our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products that use the challenged technology.

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

Employees

      As of March 29, 2002, we employed 39 persons, consisting of eight in research and product development, ten in operations, six in applications engineering, customer service and post-sales support, six in sales and marketing and nine in finance and administration. We also use contract personnel, primarily for information technology support and product development.

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

      We have accumulated losses of $100.7 million since we began doing business in 1983 through March 29, 2002, and we may never achieve or sustain profitability. We incurred a net loss of $21.2 million for the year ended March 29, 2002, a net loss of $23.6 million for the year ended March 30, 2001, and a net loss of $15.0 million for the year ended March 31, 2000. We will continue to incur significant expenses, particularly research and product development and sales and marketing expenses. We anticipate incurring net losses at least through the fiscal year ending March 28, 2003. We will need to generate significantly higher revenues to achieve profitability and recoup our accumulated losses. We cannot be certain that we will realize sufficient revenues to sustain our business.

We will require additional capital in the future which may not be available to us.

      Cash used in operating activities for the year ended March 29, 2002 was $17.4 million, as compared to $21.3 million for the year ended March 30, 2001. Although we have been successful in reducing our cash burn rate gradually during the four consecutive quarters in the year ended March 29, 2002, we have been unable to increase our revenues. In an effort to sustain our business, we have reduced our workforce by 17% in April 2001, 34% in October 2001 and an additional 27% in March 2002. In addition, we have ceased purchases for our older single-channel products, implemented a sales promotion for our older single-channel products to reduce our inventory and introduced our new dual-channel product, which we started to ship during the three months ended March 29, 2002. We expect to increase the sales volume of our Network Repeaters and realize higher margins on our new dual-channel products. If these efforts prove to be insufficient, or if our customers continue to defer new equipment purchases, we may be forced to reduce our expenditures further by reducing our purchase commitments, reducing capital expenditures, and reducing other discretionary expenditures. Our failure to increase the sales volume of our Network Repeaters, realize higher margins on our new products or further reduce our expenditures could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

      We have had and expect to continue to have negative cash flows from operations through December 2002. We believe that our available cash reserves will not be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures after September 2002. We will need additional financing through public or private debt or equity financing to sustain our business and fund our operating losses after this time.

      If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders will likely experience additional dilution, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of these debt securities could impose restrictions on our operations. However, there is no assurance that additional financing will be available when needed, on favorable terms, or at all. Moreover, if funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could materially harm our business.

If the strategic restructuring of our organization is not effective, our financial results and business could suffer.

      In response to changes in industry and market conditions we are restructuring, and may continue to restructure, our activities to more strategically realign our resources and improve our operational efficiency. Our restructuring plan is based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment, which may not prove to be accurate. Our restructuring plan has involved the implementation of a number of initiatives to streamline our business and improve operational efficiency. We cannot assure you that our restructuring plan will result in sufficient cost reduction or greater operational efficiency in light of current or future capital markets and telecommunications industry conditions. We also cannot assure you that we will not be required to refine, expand or extend our restructuring plan, or that we will improve our operational efficiency as a result of our restructuring plan. In addition, we cannot assure you that we will be able to successfully utilize our reduced workforce resources effectively or that our management will be effective during our restructuring. Current and additional restructuring actions may result in further cash and/or non-cash charges, which could adversely affect our business, results of operations and financial condition. Finally, we may be the target of employment litigation in connection with our restructuring and reductions in workforce.

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

      Our quarterly operating results have fluctuated significantly in the past and are likely to do so in the future. Factors that could cause our quarterly results to fluctuate include, but are not limited to:

•	general economic conditions and, in particular, conditions within our industry that affect demand for our products;

•	the reduction in the selling price of our products due to competitive pressures from base station manufacturers and the introduction of other competing repeater products;

•	customer responses to announcements of new products and product enhancements by competitors and the entry of new competitors into our markets;

•	the concentration of customer orders at the end of a quarter, which can result in products shipping in the following quarter due to capacity constraints faced by our contract manufacturer; and

•	any delay in our introduction of new products or product enhancements, particularly our new products for use in 3G networks.

      If our operating results do not meet the expectations of securities analysts and investors, our stock price is likely to decline.

      In the quarter ended December 29, 2000, we began to experience a slowdown in the booking of orders from new and existing customers and certain customers requested delays in shipment of existing orders. To date we have experienced postponements of approximately $10.0 million in orders that were initially planned to be shipped within the last 18 months. Our customers may further delay or cancel these orders without any repercussion or penalty. We have been unable to book new orders sufficient to offset the effects of these postponements. While the reasons for these trends are uncertain, they may be attributable to an overall slowdown in the economy and in the telecommunications industry in particular, reduced or deferred capital expenditures by our customers, or a difficulty by some customers in obtaining financing. These trends have continued through March 29, 2002 and have adversely affected our business, financial condition and results of operations, as indicated by the reduction in our net revenues for the year ended March 29, 2002 as compared to the year ended March 29, 2002. If these trends continue further or accelerate, our net revenues, business, financial condition and results of operations would continue to be adversely affected.

Our lengthy and variable sales cycle makes it difficult for us to predict if and when a sale will be made and could lead to operating difficulties and cash flow problems.

      Our sales cycle, which is the period from the generation of a sales lead until the recognition of revenues, ranges from nine to 24 months, making it difficult to forecast revenues and operating results. Our inability to accurately predict the timing and magnitude of sales of our products and services could cause a number of problems, including, but not limited to:

•	expending significant management efforts and incurring substantial sales and marketing expenses in a particular period that do not translate into orders during that period, or at all;

•	difficulties in meeting our cash flow requirements and obtaining credit because of delays in receiving orders; and

•	difficulties in meeting our customers’ product delivery requirements in the event many orders are received in a short period of time.

      The problems resulting from our lengthy and variable sales cycle could impede our growth, cause fluctuations in our operating results and restrict our ability to take advantage of new opportunities.

Certain existing contracts may not result in revenues as large as previously disclosed.

      In the past, we publicly announced the signing of certain purchase contracts and orders with three customers with announced estimated aggregate values through November 2002 of approximately $50.0 million, $15.0 million, and $3.0 million, respectively. However, these agreements have no required minimum purchase amounts and can be terminated without penalty. Accordingly, any estimates of total value of these agreements are speculative. Furthermore, we may never achieve the expected values or sales volume publicly disclosed. While we continue to internally estimate specific customer sales volumes for business planning purposes, none of our prior publicly disclosed estimates should be regarded as purchase commitments or indicative of our current estimates or expectations. To date, we have only recognized revenues of $11.0 million, $3.4 million and $1.1 million, respectively, for these three customers under these agreements.

      In addition, on September 6, 2001, we announced an $11.0 million order from Capitel Group, Ltd. of Beijing for China Unicom. On October 22, 2001, we announced that the delivery of products against this order would be extended for a significant length of time and will most likely be in volumes substantially lower than originally anticipated. To date, we have shipped $2.2 million worth of products under this purchase order.

Due to uncertainties in production forecasting, we may experience unexpected surpluses or shortages of inventory.

      Our contract with our manufacturer requires us to provide a rolling six-month forecast for production each month. The forecast for the first two months of the six-month forecast are considered firm purchase orders. If we fail to accurately predict our customers’ demand for our products, we may be subject to shortages of certain products and surpluses of other products. If we fail to have an adequate supply of inventory for our products, we may be subject to cancellation of orders from our customers for these products. In addition, if we have a surplus of certain products, we may incur charges for excess or obsolete inventory. For example, in fiscal 2001, our cost of revenue included $2.4 million related to inventory valuation allowance for excess and obsolete inventory. In addition, during the year ended March 29, 2002, we recorded $4.6 million in inventory valuation allowance, which was comprised of accrual of $0.8 million for lower-of-cost-or-market and $3.8 million for excess and obsolete inventory.

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

      Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers, or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. In the fiscal year ended March 31, 2000, ten customers accounted for 69.7% of our net revenues, with PrimeCo, Wireless Facilities, Inc. and ClearNet PCS accounting for 13.6%, 12.4% and 10.2%, respectively. In the fiscal year ended March 30, 2001, 66.5% of our net revenues were derived from ten customers, with sales to one customer, UbiquiTel PCS, comprising 12.6%. In the fiscal year ended March 29, 2002, ten customers accounted for 74.4% of our net revenues, with Cellular South, Beijing Telecom and Unefon accounting for 16.7%, 15.7% and 14.4%, respectively.

      When our products have been fully deployed in a customer’s network or a customer’s demands are otherwise satisfied, we must replace that customer’s sales with those of new customers in order to maintain our sales volume.

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

      Many of our current and potential customers are large major network operators or affiliates of nationwide wireless network operators. In order to sell our products to these affiliates, our products must be authorized for purchase by the network operator. This authorization process can be both costly and lengthy. If we do not maintain our status as a qualified vendor or supplier, we will be unable to sell our products to these network operators and their affiliates, and our revenues will likely decline.

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

      We utilize a third-party contract manufacturer to manufacture modules that are assembled into our products. There are risks associated with our dependence on a contract manufacturer, including the contract manufacturer’s control of capacity allocation, labor relations, production quality and other aspects of the manufacturing process. If our contract manufacturer encounters any of these problems, our manufacturing processes will be adversely affected and we may lose customers.

      We do not have long-term supply contracts with our contract manufacturer, and they are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. If we are unable to obtain our products from our contract manufacturer on schedule, revenues from the sale of those products may be delayed or lost, and our reputation, relationships with customers and our business could be harmed. In addition, if our production volumes are too low to maintain existing purchase orders with our contract manufacturer, we could incur significant expenses and experience substantial disruption to our business. Although we believe that we can obtain an alternate contract manufacturer for our products if necessary, we cannot guarantee that such a manufacturer can be obtained on short notice or that our products could be manufactured by an alternative manufacturer on satisfactory terms. Any of these problems could damage relationships with current or prospective customers, seriously harm our operating results and revenues in a given period and impair our ability to generate future sales.

Our contract manufacturer’s reliance on a limited number of component suppliers could lead to delays, additional costs, problems with our customers and potential customers and loss of revenues.

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

      A significant portion of our sales efforts has been targeted to international service providers in Australia, Canada, Mexico, South America, Central America, and Asia. Conducting business in these areas subjects us to a number of risks and uncertainties, including:

•	inadequate protection of intellectual property in foreign countries;

•	increased difficulty in collecting accounts;

•	delays and expenses associated with tariffs and other trade barriers;

•	difficulties and costs associated with complying with a wide variety of complex foreign laws and treaties;

•	currency fluctuations, including a decrease in the value of foreign currencies relative to the U.S. dollar which could make our products less competitive against those of foreign competitors; and

•	political and economic instability.

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

      We have concentrated our efforts on the development and sale of products specific to CDMA technology. CDMA is the newest wireless communications technology standard and has yet to achieve the market penetration of other more established digital standards, including TDMA and GSM. There are currently a limited number of wireless service providers utilizing CDMA-based equipment. These service providers are concentrated in North America, Central America, South America and Asia. If CDMA technology is not widely accepted by wireless service providers, the demand for our products will not be as large as we are anticipating. A decline in demand for our current products could have a significant negative impact on our results of operations. In addition, a decline in demand may require us to develop new products compatible with other wireless technology standards, which would cause us to experience significant production delays and cost increases with no assurance of new product acceptance.

Because our products are deployed in complex networks, they may have errors or defects that we find only after deployment, which, if not remedied, could harm our business.

      Our products are highly complex, designed to be deployed in complicated networks and may contain undetected defects, errors or failures. Although our products are tested during manufacturing prior to deployment, they can only be fully tested when deployed in commercial networks. Consequently, our customers may discover errors after the products have been deployed. The occurrence of any defects, errors or failures could result in installation delays, product returns, diversion of our resources, increased service and warranty costs, legal actions by our customers, increased insurance costs and other losses to us or to our customers or end users. For example, in fiscal years 2001 and 2002, our cost of sales included $1.9 million and $0.2 million, respectively, related to warranty expense due to defects discovered in our products after installation and operation in our customers’ networks. Any of these occurrences could also result in the loss of or delay in market acceptance of our products, which would harm our business and adversely affect our operating results and financial condition.

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

      As of March 29, 2002, we had four patents granted and five patent applications pending. We have held these patents since November 1988, July 1990, February 1993 and September 2000, respectively. It is possible that no patents will be issued from these pending applications or from future patent applications. Moreover, our currently issued patents and any patents issued in the future may not provide us with any competitive advantages over, or may be challenged by, third parties.

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

      Due to the competitive nature of the telecommunications industry, particularly as it relates to CDMA-based technology, any competitive advantage we may have relies heavily upon protection of our intellectual property rights. Because the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in our industry are uncertain and evolving, in the future, we may be a party to litigation concerning the intellectual property incorporated in our products. These lawsuits, regardless of their outcome, would be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating or using our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products that use the challenged technology.

      If we are forced to take any of these actions, our business may be harmed. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

Delays in new product development projects could harm our business.

      The market for our products is subject to competition from other repeater manufacturers and base station manufacturers. As a result, we must continue to develop new products and enhancements to our existing products to remain competitive. In particular, we must develop and bring to market our products designed to address third generation, or 3G, wireless networks. If we do not successfully develop new products and enhancements in a timely manner, we may lose market acceptance of our products and be unable to compete effectively with new competitive products, which could harm our business.

If we lose key engineering personnel or are unable to hire additional qualified engineering personnel, we may not be successful.

      Our future success largely depends on our ability to attract and retain qualified engineering personnel. The market for qualified engineering personnel in the telecommunications industry is highly competitive and if we cannot attract and retain these personnel, our ability to compete and to grow our business would be significantly limited. We may find it more difficult to attract or retain qualified personnel as a result of our recent reductions in workforce and restructuring.

We have engaged in acquisitions and may engage in future acquisitions or strategic transactions that may subject us to various operational and financial risks.

      We have in the past and expect in the future to acquire other businesses or technologies that complement our products, expand the breadth of our product offerings, enhance our technical capabilities, help secure critical sources of supply, or that may otherwise offer growth opportunities. In connection with acquisitions, we may incur operational, financial and other risks, including:

•	difficulties in combining operations, personnel, technologies or products;

•	unanticipated costs;

•	risks associated with entering markets in which we have no or limited prior experience;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	issuing stock that would dilute our current stockholders’ percentage ownership;

•	incurring debt; and

•	assumption of liabilities.

Our certificate of incorporation, bylaws and share purchase rights plan, as well as provisions of Delaware law, could discourage potential acquisitions of our company that stockholders may consider favorable.

      Certain provisions of our certificate of incorporation, our bylaws and Delaware law, as well as our share purchase rights plan, may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. This could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

Control by certain stockholders will limit the ability of other stockholders to influence the outcome of matters requiring stockholder approval and could discourage potential acquisitions of our company by third parties.

      We believe that our executive officers, directors and entities affiliated with them, along with the current holders of more than 5% of our common stock, in the aggregate, beneficially own a majority of our common stock (including shares issuable pursuant to options and warrants held by those parties which are currently exercisable or exercisable within 60 days of May 15, 2002). These stockholders, if acting together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

Our requested transfer to the Nasdaq SmallCap Market or the delisting of our common stock due to our low stock price will adversely affect the liquidity of our common stock.

      On February 14, 2002, Nasdaq advised us that the bid price of our common stock had been less than the minimum of $1.00 and the market value of our publicly-held stock had been less than the minimum of $5,000,000 for 30 consecutive trading days and that we would be provided 90 calendar days, or until May 15, 2002, to regain compliance with these required listing criteria. Our common stock did not meet these criteria and on May 15, 2002, we applied for a transfer to the Nasdaq SmallCap Market. Our application for transfer is under review by Nasdaq and while it is under review, our common stock has continued to be listed on the Nasdaq National Market. If our application for transfer to the Nasdaq SmallCap Market is rejected, our common stock could be delisted.

      If our common stock were transferred to the Nasdaq SmallCap Market or delisted, the liquidity of our common stock could be adversely affected. Such transfer or delisting could make trading our shares more difficult for investors, increase trading spreads and adversely affect investors’ perception of us and our prospects, any of which could lead to declines in our share price. Transfer or delisting could also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue sky laws to sell equity if our common stock were transferred or delisted.

We are currently involved in litigation that could divert management’s time and attention and may be time-consuming and expensive to defend.

      On September 17, 2001, The Gwydion Company, LLC and its members filed direct and stockholder derivative lawsuits against us and certain of our current and former directors and officers claiming breach of contract, fraud, intentional and negligent misrepresentation, and breach of fiduciary duty, and requesting damages and attorney’s fees. On January 10, 2002, our challenge to the shareholder derivative lawsuit was sustained without leave to amend and on January 17, 2002, the court entered judgment in favor of us and against Gwydion and its members. The direct suit for breach of contract and fraud remains pending. While we believe that the plaintiffs’ direct claims are without merit and intend to vigorously defend ourselves against them, we cannot predict the ultimate outcome of the pending action.

      On November 16, 2001, a purported stockholder class action lawsuit was filed against us, certain of our current and former directors and officers and certain underwriters of our initial public offering of common stock. This lawsuit purports to bring suit on behalf of all purchasers of our common stock between August 8, 2000, the effective date of our initial public offering, and December 6, 2000. The plaintiffs allege, among other things, that our prospectus, incorporated in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that certain underwriters allegedly (i) solicited and received excessive and undisclosed commissions from certain investors in exchange for which such underwriters allocated to those investors substantial portions of the shares issued in our initial public offering, and (ii) entered into agreements with customers whereby the underwriters agreed to allocate shares of our common stock to those customers in our initial public offering in exchange for which the customers agreed to purchase additional shares of our common stock in the aftermarket at pre-determined prices. The plaintiffs seek unspecified damages and other relief. We believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations.

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

      In November 2001, we extended an offer to our eligible employees and directors to cancel stock options with exercise prices greater than $0.30 per share and to grant replacement stock options with an exercise price equal to the quoted market price of our common stock at December 27, 2001, one day before the expiration of the offer. On December 28, 2001, we granted replacement options to purchase an aggregate of

3,143,628 shares of our common stock at $0.29 per share to eligible employees and directors who accepted the offer in a one-for-one exchange for such cancelled stock options. Each replacement option will vest monthly over one year following the date of grant and will expire 18 months after the date of grant. We will account for all such replacement options, as well as eligible options to purchase an aggregate of 69,770 shares of common stock which were not exchanged, under the variable accounting method and will revalue these stock options at the end of each reporting period until the options are exercised, forfeited, or expire unexercised; the resulting charge will be recorded as compensation expense. In the case of the unexchanged stock options to purchase 69,770 shares, the variable accounting treatment may be in effect up to 10 years from the date of grant. The higher the market value of our common stock, the greater the compensation expense we will record. To date we have not recorded any compensation expense under the variable accounting method due to the low price of our common stock.

Item 2.     Properties

      Our headquarters consist of approximately 40,000 square feet of space leased through December 31, 2003, located in Sunnyvale, California. Our products are primarily manufactured at our contract manufacturer’s facilities located in San Jose, California and Calgary, Alberta, Canada. Our primary research and development operations are located at our headquarters in Sunnyvale, California. We believe this facility will be adequate to meet our requirements for the foreseeable future.

Item 3.     Legal Proceedings

      In November 1999, in connection with our acquisition of substantially all of the assets of The Gwydion Company, LLC, we issued 573,334 shares of our common stock to the members of Gwydion, Harry Ayvazian and Gary Grimes. These shares were to be held in an escrow account and subject to our right of repurchase for $1.00 in the aggregate until certain performance criteria were met. In May 2001, we filed an escrow claim with Gwydion and the escrow agent to assert our right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration. Gwydion and its members have disputed this claim and on September 17, 2001 filed direct and stockholder derivative lawsuits in the Superior Court of the State of California for the County of Santa Clara against us and Kenneth L. Kenitzer, Timothy A. Marcotte, Chris L. Branscum, John E. Bosch, Bandel Carano, Richard G. Grey, Perry M. LaForge and Alessandro A. Piol in their capacities as our current and former directors and officers. We initially reported these legal proceedings in our Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.

      In the stockholder derivative action, the plaintiffs alleged that, among other things, the defendants (i) made untrue representations in connection with the acquisition agreement, (ii) entered into the acquisition agreement with no intention of committing the resources necessary to the success of the Gwydion project, and (iii) contributed to the decrease in value of our stock; claimed fraud, intentional and negligent misrepresentation, and breach of fiduciary duty; and requested damages and attorney’s fees. In the direct lawsuit, the plaintiffs allege that, among other things, the defendants engaged in conduct that precluded the plaintiffs from fulfilling their obligations under the Gwydion acquisition agreement, claim breach of contract and fraud, and request compensatory and punitive and/or exemplary damages, costs and attorney’s fees. On January 10, 2002, our challenge to the stockholder derivative lawsuit was sustained without leave to amend and on January 17, 2002, the court entered judgment in favor of us and against Gwydion and its members. The direct suit for breach of contract and fraud remains pending. While we believe that the plaintiffs’ direct claims are without merit and intend to vigorously defend ourselves against them, we cannot predict the ultimate outcome of the pending action.

      On November 16, 2001, a purported stockholder class action lawsuit was filed in the United States District Court for the Southern District of New York against us, Chris L. Branscum, Kenneth Kenitzer, Timothy Marcotte and certain underwriters of our initial public offering of common stock. This lawsuit purports to bring suit on behalf of all purchasers of our common stock between August 8, 2000, the effective date of our initial public offering, and December 6, 2000. The plaintiffs allege, among other things, that our prospectus, incorporated in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that certain underwriters allegedly (i) solicited and received excessive and undisclosed commissions from certain investors in exchange for which such underwriters allocated to those investors substantial portions of the shares issued in our initial public offering, and (ii) entered into agreements with customers whereby the underwriters agreed to allocate shares of our common stock to those customers in our initial public offering in exchange for which the customers agreed to purchase additional shares of our common stock in the aftermarket at pre-determined prices. As a result of the alleged omissions and/or misrepresentations in our prospectus, the plaintiffs claim violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “1933 Act”), Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated thereunder, and seek unspecified damages and other relief. We believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information for Common Stock

      Our common stock has traded on the Nasdaq National Market since August 9, 2000 under the symbol “RPTR.” The following table sets forth the high and low sale prices reported on the Nasdaq National Market for the periods indicated. The market price of our common stock has been volatile. See “Risks That Could Affect Future Results.”

	High	Low

Fiscal Year Ended March 29, 2002:
First quarter ended June 29, 2001	$1.40	$0.38
Second quarter ended September 28, 2001	$0.57	$0.26
Third quarter ended December 28, 2001	$0.44	$0.18
Fourth quarter ended March 29, 2002	$0.37	$0.13
Fiscal Year Ended March 30, 2001:
Second quarter ended September 29, 2000 (from August 9, 2000)	$19.69	$9.00
Third quarter ended December 29, 2000	$11.75	$1.70
Fourth quarter ended March 30, 2001	$3.38	$0.94

Stockholders

      As of June 21, 2002, there were approximately 181 record holders of our common stock.

Dividends

      We have never paid or declared any dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying or declaring any dividends in the foreseeable future.

Equity Compensation Plan Information

      Please see “Equity Compensation Plan Information” in Item 12 of this report for certain information regarding the Company’s equity compensation plans.

Recent Sales of Unregistered Securities

      On March 12, 2002, the Company issued 9,560 shares of common stock to Matthew Fuerter in exchange for proprietary rights obtained from Mr. Fuerter pursuant to a license agreement entered into with Mr. Fuerter in May 1998. The shares were not registered under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) thereunder for transactions by an issuer not involving a public offering.

Use of Proceeds

      On August 8, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-31266) relating to the initial public offering of our common stock.

      The net offering proceeds to us from our initial public offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $42.3 million. The majority of the proceeds have been used for expansion of sales, marketing and future development of our products and for general corporate purposes, including working capital. We intend to use the remaining proceeds to support our operations and to provide working capital.

Item 6.	Selected Financial Data

      The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the related notes, found elsewhere in this report. The consolidated statement of operations data for the fiscal years ended March 31, 2000, March 30, 2001 and March 29, 2002 and the consolidated balance sheet data as of March 30, 2001 and March 29, 2002 are derived from the audited consolidated financial statements of Repeater Technologies, Inc. included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated statement of operations data for the years ended March 27, 1998 and March 26, 1999 and the consolidated balance sheet data as of March 27, 1998, March 26, 1999 and March 31, 2000 have been derived from audited consolidated financial statements not included in this report. Our fiscal year ends on the last Friday in March.

	Years Ended

	March 27,	March 26,	March 31,	March 30,	March 29,
	1998	1999	2000	2001	2002

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$7,770	$9,612	$16,953	$21,990	$13,914
Cost of revenues	8,807	8,883	12,145	20,664	18,687

Gross profit (loss)	(1,037)	729	4,808	1,326	(4,773)

Operating expenses:
Research and development	6,214	4,258	7,349	8,175	5,547
Sales and marketing	3,936	4,514	7,075	9,112	6,078
General and administrative	1,520	2,227	2,997	4,821	4,820
In-process research and development	—	—	885	—	—

Total operating expenses	11,670	10,999	18,306	22,108	16,445

Loss from operations	(12,707)	(10,270)	(13,498)	(20,782)	(21,218)
Other income (expense), net	79	(300)	(1,542)	(2,865)	42

Net loss	$(12,628)	$(10,570)	$(15,040)	$(23,647)	$(21,176)

Net loss per common share — basic and diluted	$(5.31)	$(4.47)	$(6.00)	$(1.53)	$(0.92)

Shares used in net loss per common share calculation — basic and diluted	2,376	2,367	2,508	15,495	23,023

	As of

	March 27,	March 26,	March 31,	March 30,	March 29,
	1998	1999	2000	2001	2002

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,102	$10,358	$4,823	$26,084	$5,250
Working capital	7,356	11,579	4,641	26,196	5,745
Total assets	13,787	17,202	16,217	42,886	15,514
Long-term obligations	665	501	3,585	141	—
Convertible subordinated debentures	—	15,000	15,000	—	—
Total stockholders’ equity (deficit)	8,639	(1,643)	(11,604)	29,872	8,922

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis in conjunction with “Selected Financial Data” and our consolidated financial statements and notes included elsewhere in this report. References to “year ended” or “year ending‘ refer to our fiscal year, which ends on the last Friday in March.

Overview

      We develop, market and sell wireless network equipment primarily for CDMA-based wireless communications networks. We provide cost-effective, high-quality products for use in suburban and rural areas, urban areas and inside office buildings and other coverage-limited structures. Our products have been deployed with over 70 CDMA wireless service providers in more than ten countries. International sales accounted for approximately 40.7%, 32.0% and 39.2% of net revenues for the years ended March 31, 2000, March 30, 2001 and March 29, 2002, respectively.

      From our inception in 1983 through our year ended March 31, 1996, we were primarily focused on providing microwave frequency repeaters for long-distance telecommunications applications and cellular repeaters for non-CDMA-based wireless communications applications.

      Beginning in our year ended March 31, 1997, we changed our strategic focus and re-directed our resources to the development and marketing of repeaters for wireless networks based on the CDMA digital standard. This wireless standard offered us the opportunity to develop a new type of repeater, which we call our Network Repeater. In conjunction with CDMA base stations, our Network Repeater enables wireless service providers to deploy or extend CDMA wireless networks in non-urban areas at a significantly reduced cost. CDMA technology is not as widely deployed, and the customer base for CDMA-based products is not as broad, as compared to other digital standards. Our Network Repeaters, along with the associated network management system, are designed specifically to operate as an integrated network element within a CDMA wireless network, extending the coverage area of a CDMA base station without compromising the quality of the wireless service. We have licensed a portion of the technology for our CDMA-based repeaters from one of our former executives. Our ability to continue to deploy our existing products and to develop new products depends significantly upon this license. We shipped our first Network Repeaters for CDMA wireless networks in May 1997.

      We contract with a third-party manufacturer to manufacture some of our products. Our third-party manufacturer is currently Sanmina Corporation. Our manufacturer assembles modules for us, which we test for functionality prior to assembly into finished products. We do not have a long-term manufacturing contract with our contract manufacturer. We have payment obligations that extend through September 2002 for units previously purchased under a settlement agreement with our manufacturer. Our ability to use this manufacturer is subject to minimum order volumes. Any individual purchase order is generally not cancelable by us unless the supplier fails to deliver in conformance with the terms of the purchase order. We believe that our third-party contract manufacturer has the capability to support our demand for the foreseeable future. Although we believe that we can obtain an alternate contract manufacturer for our products if necessary, we cannot guarantee that such a manufacturer can be obtained on short notice or that our products could be manufactured by an alternative manufacturer on satisfactory terms. Any of these problems could damage relationships with current or prospective customers, seriously harm our operating results and revenues in a given period and impair our ability to generate future sales.

      We rely on a sole source of supply for several of our significant components, including antennas, power amplifiers, power supplies, and battery back-up power systems. Although we believe that we can obtain alternative sources of supply for these components, we cannot guarantee that such sources can be secured on short notice or that components will be available from alternative sources on satisfactory terms. Any of these problems could damage relationships with current or prospective customers, seriously harm our operating results and revenues in a given period and impair our ability to generate future sales.

      While we expect to realize significant cost savings from outsourcing our manufacturing, we will also face significant risks. These risks include reduced ability to control the manufacturing and production quality processes, the risk that we may be unable to procure products because our competitors have entered into exclusive relationships with key suppliers, the risk associated with a requirement to commit to minimum purchases, increased risk of excess inventory due to customer demand uncertainties and a dependence on a small number of suppliers. During the year ended March 29, 2002, we recorded $4.6 million in inventory valuation allowance, which was comprised of accrual of $0.8 million for lower-of-cost-or-market and $3.8 million for excess and obsolete inventory.

      In November 1999, in connection with our acquisition of substantially all of the assets of The Gwydion Company, LLC (“Gwydion”), we issued 573,334 shares of our common stock to the members of Gwydion. These shares were to be held in an escrow account and subject to our right of repurchase for $1.00 in the aggregate until certain performance criteria were met. We revalued these shares at the end of each reporting period until April 20, 2001, at which time we entered into an agreement to sell substantially all of the assets of the Gwydion development project. Total compensation expense recorded related to these shares was $579,000 in the aggregate. The consideration received for the sale was approximately $969,000 in cash. We recorded a gain on sale of approximately $357,000 in the three months ended June 29, 2001 in relation to the sale of substantially all of the assets of the Gwydion development project. In May 2001, we filed an escrow claim with Gwydion and the escrow agent to assert our right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration. Gwydion and its members have disputed this claim and on September 17, 2001 filed direct and stockholder derivative lawsuits against us and certain of our current and former directors and officers claiming breach of contract, fraud, intentional and negligent misrepresentation, and breach of fiduciary duty, and requesting damages and attorney’s fees. On January 10, 2002, our challenge to the stockholder derivative lawsuit was sustained without leave to amend and on January 17, 2002, the court entered judgment in favor of us and against Gwydion and its members. The direct suit for breach of contract and fraud remains pending. While we believe that the plaintiffs’ direct claims are without merit and intend to vigorously defend ourselves against them, we cannot predict the ultimate outcome of the pending action.

      In April 2001, we implemented a workforce reduction of 17 employees. The total cost incurred in relation to this workforce reduction was approximately $206,000, which has been recorded as payroll expense during the three months ended June 29, 2001. On October 12, 2001, we implemented a workforce reduction of 28 employees. The total cost incurred in relation to this workforce reduction was approximately $128,000, which has been recorded as payroll expense during the three months ended December 28, 2001. We will continue to adjust our sales, marketing, engineering, service and support, manufacturing and administrative expenses to reflect our anticipated business volume. In addition, we further reduced our workforce by 27% in March 2002, to sustain our operations and align our resources with current market conditions. The total cost incurred in relation to this workforce reduction was approximately $160,000.

      On October 22, 2001, we announced that the delivery of products against an order worth $11.0 million by our distributor in China would be extended for a significant length of time and will most likely be in volumes substantially lower than originally anticipated. To date, we have shipped $2.2 million worth of products against the $11.0 million order. We are expecting that the order from our distributor will ultimately be for substantially less than $11.0 million and the delivery schedule will be extended for a long period of time. We had placed a $5.6 million purchase order with our contract manufacturer in relation to the order received from our distributor in China. We have subsequently cancelled a portion of this order. At March 29, 2002, we had $2.9 million in inventory in relation to this purchase order.

      Since our inception, we have used stock option programs for employees as compensation to attract strong business and technical talent. Stock-based compensation consists of the difference between the deemed fair market value of stock subject to stock options and the exercise price of these options. This difference is being amortized on an accelerated basis over the vesting period of the grants, generally four years. For the years ended March 31, 2000, March 30, 2001 and March 29, 2002, we recorded $2.5 million, $2.3 million and $38,000, respectively, of stock-based compensation expense in connection with options granted to employees and consultants.

      On August 8, 2001, our board of directors approved the adoption of a Share Purchase Rights Plan. The description and terms of the Rights are set forth in a Rights Agreement, dated as of August 9, 2001, entered into between the Company and U.S. Stock Transfer Corporation, as rights agent, filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 29, 2001. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by our board of directors.

      In November 2001, the Company extended an offer to its eligible employees and directors to cancel stock options with exercise prices greater than $0.30 per share and to grant replacement stock options with an exercise price equal to the quoted market price of the Company’s common stock at December 27, 2001, one day before the expiration of the offer. On December 28, 2001, the Company granted replacement options to purchase an aggregate of 3,143,628 shares of its common stock at $0.29 per share to eligible employees and directors who accepted the offer in a one-for-one exchange for such cancelled stock options. Each replacement option will vest monthly over one year following the date of grant and will expire 18 months after the date of grant. The Company will account for all such replacement options, as well as eligible options to purchase an aggregate of 69,770 shares of common stock which were not exchanged, under the variable accounting method and will revalue these stock options at the end of each reporting period until the options are exercised, forfeited, or expire unexercised; the resulting charge will be recorded as compensation expense. The higher the market value of the Company’s common stock, the greater the compensation expense will be. To date we have not recognized any compensation expense in relation to this stock option exchange.

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

      In the past, we publicly announced the signing of certain purchase contracts and orders with three customers with announced estimated aggregate values through November 2002 of approximately $50.0 million, $15.0 million, and $3.0 million, respectively. However, these agreements have no required minimum purchase amounts and can be terminated without penalty. Accordingly, any estimates of total value of these agreements are speculative. To date, we have only recognized revenues of $11.0 million, $3.4 million and $1.1 million, respectively, for these three customers under these agreements.

      In addition, on September 6, 2001, we announced an $11.0 million order from Capitel Group, Ltd. of Beijing for China Unicom. On October 22, 2001, we announced that the delivery of products against this order would be extended for a significant length of time and will most likely be in volumes substantially lower than originally anticipated. To date, we have shipped $2.2 million in products under this purchase order.

      In the quarter ended December 29, 2000, we began to experience a slowdown in the booking of orders from new and existing customers and certain customers requested delays in shipment of existing orders. To date we have experienced postponements of approximately $10.0 million in orders that were initially planned to be shipped within the last 18 months. Our customers may further delay or cancel these orders without any repercussion or penalty. We have been unable to book new orders sufficient to offset the effects of these postponements. While the reasons for these trends are uncertain, they may be attributable to an overall slowdown in the economy and in the telecommunications industry in particular, reduced or deferred capital expenditures by our customers, or a difficulty by some customers in obtaining financing. These trends have continued through March 29, 2002 and have adversely affected our business, financial condition and results of operations, as indicated by the reduction in our net revenues for the year ended March 29, 2002 as compared to the year ended March 29, 2002. If these trends continue further or accelerate, our net revenues, business, financial condition and results of operations would continue to be adversely affected.

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

      We believe that the introduction and sale of our new dual-channel Network Repeater product should help generate customer interest and assist in reversing this trend in declining orders and revenues. While we have shipped the new dual-channel Network Repeater during the quarter ending June 28, 2002, we have not received orders sufficient to reverse this trend of declining revenues in the quarter ending June 28, 2002.

      We have experienced and expect to continue to experience significant fluctuations in our quarterly net revenues as a result of our long and variable sales cycle. Historically, our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue from that lead, has averaged nine to 24 months. The variability and length of our sales cycle is influenced by a number of factors, including:

•	our customers’ deployment schedules;

•	our customers’ access to financing for the purchase of our products;

•	the need to design networks to incorporate our products;

•	the need to demonstrate our products before purchase;

•	the manufacturing lead times for our products; and

•	our inventory levels for the specific product configuration ordered by our customers.

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

      Gross Profit. Our gross profit is affected by the level of demand for our products and services, new product introductions by us and our competitors, and the competitive pressures and costs of the various components and production services provided by our vendors. If we are unable to offset our expected decline in selling prices with lower unit costs, our gross profits may decline. Additionally, as part of volume and other sales agreements, we sell our products at a reduced margin to certain customers. If sales to these customers represent an increased portion of sales in any quarter, we may experience a reduction in our gross margins. Warranty reserve, inventory valuation allowance and similar charges also have a significant effect on gross profit in any one particular year or quarter.

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

      Sales and marketing expenses consist primarily of salaries, commissions, consulting fees, trade show expenses, travel expenses, advertising, direct marketing expenses and associated overhead expenses. We must maintain significant levels of sales and marketing expenses so that we may enter new markets or introduce new products in order to generate sufficient revenues to sustain our business.

      General and administrative expenses consist primarily of expenses for finance, corporate management, general office administration, insurance, legal, accounting and other professional fees.

      In connection with the acquisition of Gwydion, we recorded an in-process technology charge of $0.9 million for the year ended March 31, 2000 and we issued 573,334 shares subject to our right of repurchase until certain performance criteria were met. These shares were held in an escrow account and subject to our right of repurchase under certain conditions. We revalued these shares at the end of each reporting period until April 20, 2001, at which time we entered into an agreement to sell substantially all of the assets of the Gwydion development project. In connection with this contingent consideration, we recognized a research and development expense of $1.9 million during the year ended March 31, 2000. During the year ended March 30, 2001, we recorded a net credit to research and development expense of $1.4 million under this arrangement.

      During the year ended March 29, 2002, we recorded $0.1 in research and development expense under this arrangement. Total compensation expense recorded related to these shares was $579,000 in the aggregate.

      Stock-based compensation consists of the difference between the deemed fair market value of stock subject to stock options and the exercise price of these options. This difference is being amortized over the vesting period of the options, generally four years. For the years ended March 31, 2000, March 30, 2001 and March 29, 2002, we recorded $2.5 million, $2.3 million and $38,000, respectively, of stock-based compensation expense in connection with options granted to employees and consultants. The portion included in operating expenses was $1.9 million, $1.7 million and $0.6 million, respectively.

      Loss from Operations. We have incurred substantial losses since our inception and, as of March 29, 2002, had an accumulated deficit of approximately $100.7 million. We expect to continue to incur substantial operating losses for the fiscal year ending March 28, 2003 and we may never achieve or sustain profitability.

      During our past three fiscal years, we have not achieved profitability on a quarterly or annual basis. Because we need to continue to invest significant financial resources in our sales and marketing efforts and developing our products and new technology, we expect to continue to incur losses at least through the fiscal year ending March 28, 2003. We will need to generate significantly higher revenues in order to support our operating expenses and to achieve and maintain profitability.

      Other Income and (Expense), Net. Other income and (expense), net consists primarily of interest income earned on balances held in our interest-bearing accounts, offset by interest expense on our convertible subordinated debentures and promissory notes and non-cash interest expense related to the beneficial conversion feature and fair value of warrants issued in connection with our convertible subordinated debentures.

Significant Accounting Policies

      We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

      Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and SAB 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, generally in the form of a contract or a purchase order; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

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

      Revenues generated from certain foreign countries are derived from sales to distributors. The Company does not grant return rights, exchange rights or price protection rights. Payment terms are on average 60 days after invoice and the Company usually requires an irrevocable letter of credit, a down payment or credit insurance. Revenue from distributors is recognized upon shipment or delivery to the distributor, depending on sales terms.

      The Company’s sales agents act strictly as sales representatives and receive commission which is recorded in sales and marketing expenses. The Company invoices the end user directly and revenue is recognized upon shipment or delivery to the end-user, depending upon the terms of the sale.

      At the time of sale, we provide for the estimated cost of meeting product warranty and hotline technical support. When warranty and post-contract customer support obligations exist beyond one year, the related revenue is deferred and recognized ratably over the term of the arrangement.

      The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, management must make significant judgments, including those with respect to evidence of an arrangement and collectibility of receivables. The determinations that we make can materially impact the timing of recognition of revenues.

      Inventory Valuation Allowance. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record an inventory valuation allowance for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Our products require a considerable amount of lead-time for production and we may run into inventory overages due to our inability to cancel production orders from our contract manufacturer. For example, in fiscal 2001, our cost of revenue included $2.4 million related to inventory valuation allowance for excess and obsolete inventory. In addition, during the year ended March 29, 2002, we recorded $4.6 million in inventory valuation allowance which was comprised of accrual of $0.8 million for lower-of-cost-or-market and $3.8 million for excess and obsolete inventory. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the allowance required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. See “Due to uncertainties in production forecasting, we may experience unexpected surpluses or shortages of inventory,” and “Our quarterly revenues and operating results may fluctuate significantly” under “Risks That Could Affect Future Results.”

      Warranty Reserve. Our warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs materialize.

Results of Operations

      The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Years Ended

	March 31,	March 30,	March 29,
	2000	2001	2002

Consolidated Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	71.6	94.0	134.3

Gross margin	28.4	6.0	(34.3)

Operating expenses:
Research and development	43.4	37.2	39.9
Sales and marketing	41.7	41.4	43.7
General and administrative	17.7	21.9	34.6
In-process research and development	5.2	—	—

Total operating expenses	108.0	100.5	118.2

Loss from operations	(79.6)	(94.5)	(152.5)
Other income (expense), net	(9.1)	(13.0)	0.3

Net loss	(88.7)%	(107.5)%	(152.2)%

     Year Ended March 30, 2001 Compared to Year Ended March 29, 2002

      Net Revenues. Net revenues decreased $8.1 million, or 36.7%, from $22.0 million for the year ended March 30, 2001 to $13.9 million for the year ended March 29, 2002. This decrease was primarily due to decreased shipments of our CDMA-based repeaters to new and existing customers. During the year ended March 30, 2001, 66.5% of our net revenues were derived from ten customers, with sales to UbiquiTel PCS comprising 12.6%. During the year ended March 29, 2002, ten customers accounted for 74.4% of our net revenues, with Cellular South, Beijing Telecom and Unefon accounting for 16.7%, 15.7% and 14.4%, respectively. International sales accounted for 32.0% of net revenues during the year ended March 30, 2001 and 39.2% for the year ended March 29, 2002.

      Cost of Revenues and Gross Margin. Cost of revenues decreased $2.0 million, or 9.6%, from $20.7 million for the year ended March 30, 2001 to $18.7 million for the year ended March 29, 2002. The gross profit margin was adversely affected and has decreased from 6.0% for the year ended March 30, 2001 to negative 34.3% for the year ended March 29, 2002. Of this 40.3 percentage-point decrease in gross profit margin, approximately 29.4 percentage points were due to increased inventory valuation allowance in relation to our legacy products, particularly the OA 850, 6.3 percentage points were due to reduced direct material margins resulting from reduced sales prices to reduce inventory levels and the remaining 10.8 percentage points were due to other increases in costs related to the materials and test departments, offset by 6.2 percentage points due to credits in relation to stock-based compensation regarding terminated employees.

      Research and Development. Research and development expenses decreased $2.7 million, or 32.1%, from $8.2 million for the year ended March 30, 2001 to $5.5 million for the year ended March 29, 2002. This decrease was primarily due to reduced research and development costs of $2.1 million due to the sale of substantially all of the assets of the Gwydion development project and the remaining $0.6 million was due to reduced headcount.

      Sales and Marketing. Sales and marketing expenses decreased $3.0 million, or 33.3%, from $9.1 million for the year ended March 30, 2001 to $6.1 million for the year ended March 29, 2002. This decrease was due to reduced payroll-related and travel costs and employee commissions offset partially by sales representative commissions.

      General and Administrative. General and administrative expenses remained stable at $4.8 million for the years ended March 30, 2001 and March 29, 2002.

      Interest and Other Income. Interest and other income, net, in 2002 primarily included a gain of $357,000 on disposal of assets related to the Gwydion development project and interest income of $431,000 from money market funds. Interest and other income, net, in 2001 primarily include a non-recurring charge of $444,000 for tax exposure and interest income of $488,000 from money market funds.

      Interest Expense. Interest expense decreased from $2.9 million in 2001 to $0.5 million in 2002 primarily as a result of conversion of Series EE convertible debentures which occurred upon the Company’s initial public offering in August 2000 and repayment of the bank loan.

     Year Ended March 31, 2000 Compared to Year Ended March 30, 2001

      Net Revenues. Net revenues increased $5.0 million, or 29.7%, from $17.0 million for the year ended March 31, 2000 to $22.0 million for the year ended March 30, 2001. This increase was primarily due to increased shipments of our CDMA-based repeaters to new and existing customers. During the year ended March 31, 2000, approximately 69.7% of our net revenues were derived from ten customers, with sales to three customers, PrimeCo, Wireless Facilities, Inc. and Clearnet PCS, comprising 13.6%, 12.4% and 10.2%, respectively. During the year ended March 30, 2001, 66.5% of our net revenues were derived from ten customers, with sales to UbiquiTel PCS comprising 12.6%. International sales accounted for 40.7% of net revenues during the year ended March 31, 2000 and 32.0% for the year ended March 30, 2001.

      Cost of Revenues and Gross Margin. Cost of revenues increased $8.5 million, or 70.1%, from $12.1 million for the year ended March 31, 2000 to $20.7 million for the year ended March 30, 2001. Of this increase, $1.7 million was related to warranty expense primarily due to the correction of defects discovered in our products after installation and operation in our customers’ networks, $2.0 million was related to inventory valuation allowance primarily due to excess inventory resulting from our inability to decrease our purchases from our contract manufacturers in a timely manner in response to a slowdown in shipments during the latter part of our fiscal year ended March 30, 2001, $0.3 million was related to the physical inventory adjustment and the remainder was primarily due to increased unit sales. The gross profit margin decreased to 6.0% for the year ended March 30, 2001 from 28.4% for the year ended March 31, 2000. Of this 22.4 percentage point decrease in gross profit margin, approximately 9.1 percentage points were due to the increased inventory valuation allowance, 7.7 percentage points were due to increased warranty reserves for certain customers, 1.3 percentage points were due to year-end physical inventory adjustment and the remainder was due to a decrease in direct material margins, as the average sales prices of our products declined. Cost of revenues for the year ended March 30, 2001 included amortization of stock-based compensation of $0.6 million.

      Research and Development. Research and development expenses increased $0.8 million, or 11.2%, from $7.3 million for the year ended March 31, 2000 to $8.2 million for the year ended March 30, 2001. This increase was primarily due to additional research and development personnel we hired, an increase in the number of contractors we used for research and development activities, and an increase in product development costs for the in-building products and our Network Repeaters, offset primarily by a decrease in amortization of stock-based compensation derived from grants of incentive stock options below the deemed fair market value of $0.3 million and a $1.4 million credit to stock-based compensation attributable to the acquisition of substantially all of the assets of Gwydion. Research and development expenses for the year ended March 30, 2001 included a credit of $0.9 million for amortization of stock-based compensation.

      Sales and Marketing. Sales and marketing expenses increased $2.0 million, or 28.8%, from $7.1 million for the year ended March 31, 2000 to $9.1 million for the year ended March 30, 2001. This increase was primarily attributable to the additional sales personnel we hired to support our international and domestic sales efforts, increased tradeshow and advertising expenses, increased sales commissions and bonuses and increased travel expenses, offset by a reduction in the amortization of stock-based compensation of $0.3 million during the year ended March 30, 2001. We hired seven additional sales employees during the year ended March 30, 2001. Sales and marketing expenses for the year ended March 30, 2001 included amortization of stock-based compensation of $0.2 million.

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

      Interest Expense. Interest expense increased $1.0 million, from $1.9 million for the year ended March 31, 2000 to $2.9 million for the year ended March 30, 2001. This increase was primarily attributable to the beneficial conversion feature of $1.1 million associated with the Series EE convertible subordinated debentures and fair value of the warrants of $0.5 million issued in connection with the Series EE convertible subordinated debentures.

Liquidity and Capital Resources

      At March 29, 2002, we had $5.3 million in cash and cash equivalents, as compared to $26.1 million at March 30, 2001. Cash used in operating activities for the year ended March 29, 2002 was $17.4 million, as compared to $21.3 million for the year ended March 30, 2001. The significant use of cash in operating activities during the year ended March 29, 2002 resulted from our net losses of $21.2 million, an increase in inventories of $1.2 million, a decrease in accounts payable, accrued compensation and other accrued liabilities of $2.1 million, a decrease in deferred revenue of $1.4 million, offset by non-cash depreciation and amortization expenses of $1.9 million, inventory valuation allowance of $4.6 million, a decrease in accounts receivable of $1.9 million, and non-cash expenses of $0.2 million for amortization of debt discount due to the repayment of the Transamerica credit facility. Cash used in operating activities for the June 2001, September 2001, December 2001 and March 2002 quarters were $6.7, $5.2, $3.4 and $2.2 million, respectively. Management is continuing to strive to reduce cash used in operating activities by reducing inventory levels, continuing to maintain daily sales outstanding of 53 days (42 days excluding the receivables that are supported by an irrevocable 90 day letter of credit) and reducing expenses where appropriate.

      Cash used in investing activities for the year ended March 29, 2002 was $0.3 million, as compared to cash used in investing activities of $3.8 million for the year ended March 30, 2001. Capital expenditures of $1.3 million were primarily investments in computerized test equipment to test our products, additional computer equipment to support our business and field service parts. We received proceeds of $1.0 million attributable to the sale of substantially all of the assets related to the Gwydion development project.

      Net cash used in financing activities was $3.1 million for the year ended March 29, 2002, as compared to net cash provided by financing activities of $46.3 million for the year ended March 30, 2001. For the year ended March 29, 2002, $3.3 million was due to payments against long-term liabilities, offset by $0.2 million for exercise of stock options.

      The sale of substantially all of the assets related to the Gwydion project resulted in our violation of a loan and security agreement covenant that prohibits us from the sale of any assets over $25,000 that is outside of the ordinary course of business prior to our obtaining written approval from the lender. As a result, the lender declared the loan in default and amounts owing under this loan agreement immediately due and payable. We received a waiver for this covenant violation and subsequent default on October 30, 2001. The remaining balance of this loan was repaid during the year ended March 29, 2002.

      Our contractual obligations at March 29, 2002 were as follows:

Payments Due by Period

	Less than
Contractual Obligations	1 Year	1-3 Years	4-5 Years	Total

	(in thousands)
Capital-lease obligations	$141	—	—	$141
Operating leases	$675	$486	$2	$1,163
Unconditional purchase obligations	$1,742	—	—	$1,742

Total contractual obligations	$2,558	$486	$2	$3,046

      We incurred a net loss of $21.2 million for the year ended March 29, 2002, and a net loss of $23.6 million for the year ended March 30, 2001. Cash used in operating activities for the year ended March 29, 2002 was $17.4 million, as compared to $21.3 million for the year ended March 30, 2001. Although we have been successful in reducing our cash usage rate gradually during the four consecutive quarters in the year ended March 29, 2002, we have been unable to increase our revenues. In an effort to sustain our business, we have reduced our workforce by 17% in April 2001, 34% in October 2001 and an additional 27% in March 2002, we have ceased purchases for our older single-channel products except for the remaining units on order from Capitel Group, Ltd., we have implemented a sales promotion for our older single-channel products to reduce our inventory and we have introduced our new dual-channel product which we started to ship during the quarter ended March 29, 2002. If these efforts prove to be insufficient, we may be forced to reduce our expenditures further by reducing our purchase commitments, reducing capital expenditures, and reducing other discretionary expenditures. Our failure to increase the sales volume of our Network Repeaters, realize higher margins on our new products or further reduce our expenditures could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

      We have had and expect to continue to have negative cash flows from operations through December 2002. We believe that our available cash reserves will not be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures after September 2002. We will need additional financing through public or private debt or equity financing to sustain our business and fund our operating losses after this time.

      If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock, and the terms of these debt securities could impose restrictions on our operations. However, there is no assurance that additional financing will be available when needed, on favorable terms, or at all.

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS 141, “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We did not enter into any business combinations after June 30, 2001; therefore, the adoption of SFAS 141 has not had a significant impact on our financial statements.

      In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. We currently do not carry goodwill in our financial statements; therefore, the adoption of SFAS 142 has not had a material impact on our financial statements.

      On October 3, 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and

for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of net book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 144 to have a significant impact on our financial statements.

Item 7A.     Quantitative and Qualitative Disclosures of Market Risk

      We believe we do not have any significant exposures to quantitative and qualitative market risks. For the year ended March 29, 2002, we did not have any derivative financial instruments or any derivative commodity instruments. Our financial instruments include trade accounts receivable, trade accounts payable, convertible subordinated debentures and a term note. Our accounts receivable and accounts payable are relatively short term in duration and, as a consequence, are not exposed to significant interest rate changes and consequent fair value adjustments. Our cash equivalents are invested in interest-bearing accounts, generally money market accounts of less than seven days’ average maturity, and as a result are not subject to significant valuation adjustments due to interest rate changes. Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenues. Most of our international sales are in U.S. dollars and, therefore, are not subject to foreign currency exchange rate risk. At March 29, 2002, approximately 2.3% of our ending accounts receivable were denominated in a foreign currency and as a result, we were subject to foreign currency exchange risk on this amount. In addition, expenses of our international operations are denominated in each country’s local currency and are subject to foreign currency exchange risk. Expenses in our international operations primarily consist of payroll-related costs and have not been significant. Through March 29, 2002, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates.

Item 8.     Financial Statements and Supplementary Data

Page

Supplementary Financial Data:
Selected Quarterly Financial Data (Unaudited) for the two years ended March 29, 2002	55

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Repeater Technologies, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Repeater Technologies, Inc. and its subsidiary at March 30, 2001 and March 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

May 16, 2002

REPEATER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 30,	March 29,
	2001	2002

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,084	$5,250
Accounts receivable, net of allowance for doubtful accounts of $294 and $172 at March 30, 2001 and March 29, 2002, respectively	3,584	1,628
Inventories, net	7,960	4,184
Other current assets	541	424

Total current assets	38,169	11,486
Service parts, net	890	960
Property and equipment, net	3,710	2,973
Other assets	117	95

Total assets	$42,886	15,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,406	3,811
Accrued compensation	831	375
Other accrued liabilities	2,200	1,263
Deferred revenue	1,500	150
Current portion of notes payable	2,641	—
Current portion of capital lease obligations	395	141

Total current liabilities	11,973	5,740
Deferred revenue, net of current portion	900	852
Capital lease obligations, net of current portion	141	—

Total liabilities	13,014	6,592

Commitments and contingencies (Note 3)
Stockholders’ equity:
Common Stock, $0.001 par value; 70,000,000 shares authorized at March 30, 2001 and March 29, 2002; 23,215,021 and 23,880,133 shares issued and outstanding at March 30, 2001 and March 29, 2002, respectively	23	24
Additional paid in capital	111,339	109,830
Unearned stock-based compensation	(1,968)	(234)
Accumulated deficit	(79,522)	(100,698)

Total stockholders’ equity	29,872	8,922

Total liabilities and stockholders’ equity	$42,886	$15,514

The accompanying notes are an integral part of these consolidated financial statements.

REPEATER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	March 31,	March 30,	March 29,
	2000	2001	2002

	(In thousands, except per share data)
Net revenues	$16,953	$21,990	$13,914
Cost of revenues	12,145	20,664	18,687

Gross profit (loss)	4,808	1,326	(4,773)

Operating expenses:
Research and development	7,349	8,175	5,547
Sales and marketing	7,075	9,112	6,078
General and administrative	2,997	4,821	4,820
In-process research and development	885	—	—

Total operating expenses	18,306	22,108	16,445

Loss from operations	(13,498)	(20,782)	(21,218)
Interest expense	(1,904)	(2,869)	(537)
Interest and other income, net	362	4	579

Net loss	$(15,040)	$(23,647)	$(21,176)

Net loss per common share — basic and diluted	$(6.00)	$(1.53)	$(0.92)

Shares used in net loss per common share calculation — basic and diluted	2,508	15,495	23,023

The accompanying notes are an integral part of these consolidated financial statements.

REPEATER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2000, March 30, 2001 and March 29, 2002

	Convertible							Total
	Preferred Stock		Common Stock		Additional	Unearned		Stockholders’
					Paid-in	Stock-Based	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Deficit)

	(In thousands, except share amounts)
Balances at March 26, 1999	9,874,691	10	2,407,063	2	39,935	(755)	(40,835)	(1,643)
Exercise of stock options, net of repurchases	—	—	334,102	—	109	—	—	109
Issuance of Common Stock for acquisition	—	—	573,334	1	6,879	(6,880)	—	—
Issuance of Common Stock under license agreement	—	—	1,810	—	7	—	—	7
Issuance of warrants in connection with line of credit	—	—	—	—	542	—	—	542
Unearned stock-based compensation	—	—	—	—	7,083	(7,083)	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	4,421	—	4,421
Net loss	—	—	—	—	—	—	(15,040)	(15,040)

Balances at March 31, 2000	9,874,691	10	3,316,309	3	54,555	(10,297)	(55,875)	(11,604)
Exercise of stock options, net of repurchases	—	—	106,970	—	69	—	—	69
Exercise of warrants	—	—	846,451	1	133	—	—	134
Unearned stock-based compensation	—	—	—	—	(7,400)	7,400	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	929	—	929
Conversion of Series AA, BB, and CC convertible preferred stock into Common Stock	(9,874,691)	(10)	10,116,319	10	—	—	—	—
Conversion of Series DD and EE convertible subordinated debentures into Common Stock	—	—	3,364,772	3	20,047	—	—	20,050
Issuance of warrants and beneficial conversion feature in relation to Series EE convertible subordinated debentures	—	—	—	—	1,636	—	—	1,636
Issuance of Common Stock in relation to initial public offering net of issuance costs	—	—	5,462,500	6	42,279	—	—	42,285
Issuance of Common Stock under license agreement	—	—	1,700	—	20	—	—	20
Net loss	—	—	—	—	—	—	(23,647)	(23,647)

Balances at March 30, 2001	—	—	23,215,021	23	111,339	(1,968)	(79,522)	29,872
Issuance of common stock under ESPP	—	—	68,405	—	9	—	—	9
Exercise of stock options	—	—	596,707	1	178	—	—	179
Unearned stock-based compensation	—	—	—	—	(1,696)	1,696	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(21,176)	(21,176)

Balances at March 29, 2002	—	—	23,880,133	$24	$109,830	$(234)	$(100,698)	$8,922

The accompanying notes are an integral part of these consolidated financial statements.

REPEATER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	March 31,	March 30,	March 29,
	2000	2001	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(15,040)	$(23,647)	$(21,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,053	1,773	1,907
Provision for losses on accounts receivable	97	38	79
Provision for writedowns on inventories	339	2,358	4,559
Issuance of equity instruments under license agreement	7	20	—
Loss on disposal of property and equipment	—	—	10
Gain on sale of Gwydion development project	—	—	(357)
Amortization of unearned stock-based compensation	4,421	929	38
Amortization of debt issuance costs	16	5	—
Amortization of debt discount	135	172	234
Non cash interest expense	—	1,635	—
In process research and development	885	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,659)	761	1,876
Inventories	(850)	(7,268)	(1,234)
Other current assets	(1,178)	(269)	117
Other assets	(16)	(14)	22
Accounts payable	2,869	115	(851)
Accrued compensation	37	258	(455)
Other accrued liabilities	84	1,181	(820)
Deferred revenue	1,702	698	(1,398)

Net cash used in operating activities	(8,098)	(21,255)	(17,449)

Cash flows used in investing activities:
Purchase of property and equipment	(507)	(2,593)	(706)
Purchase of field service parts	(397)	(1,206)	(620)
Proceeds from disposal of property and equipment	—	—	51
Proceeds from sale of Gwydion development project	—	—	969
Payment for acquired business	(754)	—	—

Net cash used in investing activities	(1,658)	(3,799)	(306)

Cash flows from financing activities:
Proceeds from notes payable	5,000	—	—
Principal payments on notes payable	(423)	(1,841)	(2,875)
Payments on capital lease obligations	(465)	(439)	(394)
Proceeds from convertible subordinated debentures	—	5,100	—
Net proceeds of issuance of Common Stock under initial public offering	—	43,293	—
Net issuances (repurchase) of Common Stock	109	202	190

Net cash provided by financing activities	4,221	46,315	(3,079)

Net increase/(decrease) in cash and cash equivalents	(5,535)	21,261	(20,834)
Cash and cash equivalents at beginning of the year	10,358	4,823	26,084

Cash and cash equivalents at end of the year	$4,823	$26,084	$5,250

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,782	$1,137	$331
Taxes paid	$2	$1	$1
Supplemental disclosure of non-cash investing and financing activities:
Equipment purchased under capital lease obligations	$579	$49	$—
Issuance of shares for acquired business	$6,880	$—	$—
Issuance of warrants with notes payable	$542	$—	$—
Conversion of convertible subordinated debentures into Common Stock	$—	$20,050	$—
Conversion of convertible preferred stock into Common Stock	$—	$29,416	$—

The accompanying notes are an integral part of these consolidated financial statements.

REPEATER TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies:

Organization

      Repeater Technologies, Inc. (the “Company”), formerly Peninsula Wireless Communications, Inc., was formed in October 1983. The Company’s name was changed to Repeater Technologies, Inc. in December 1996. The Company’s principal activity is the development, marketing and selling of wireless communications network equipment based on the Code Division Multiple Access (“CDMA”) technology standard. The Company reincorporated into the State of Delaware on May 18, 2000.

Fiscal Year

      The Company ends its fiscal year on the last Friday in March.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation

      The Company has a history of operating losses and operates in an industry sector that is subject to significant and rapid shifts in demand and changes in technology. The Company completed its initial public offering in August 2000, which raised $42.3 million, net of expenses. However, the Company has incurred substantial losses and negative cash flows from operations since inception. For the years ended March 30, 2001, and March 29, 2002, the Company incurred losses from operations of approximately $23.6 million and $21.2 million respectively, and negative cash flows from operations of approximately $21.3 million and $17.4 million, respectively. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. In regard to this matter, management plans to continue to reduce cash used in operating activities. Three workforce reductions have been implemented during fiscal year 2002, the last in March 2002. Management also plans to increase the sales volume of its Network Repeaters and realize higher margins on its new dual-channel products. If these efforts prove to be insufficient, certain discretionary expenditures could be further reduced. The Company may also need additional financing in the next year. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Concentration of Credit Risk

      The Company’s cash and cash equivalents are primarily maintained at a major US financial institution. Deposits in this institution may exceed the amount of insurance provided on such deposits.

      The Company’s customers are providers of wireless communications services. The Company performs periodic credit evaluations of these customers and generally does not require collateral for its domestic customers. For certain international customers, the Company requires letters of credit prior to shipment or obtains credit insurance for sales on open accounts. The Company maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

      As of March 30, 2001 two customers accounted for 21% and 16% of total receivables, respectively. As of March 29, 2002 three customers accounted for 31%, 22% and 13% of total receivables, respectively.

Revenue Recognition

      The Company recognizes revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists, generally in the form of a contract or a purchase order; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

      The Company’s revenues are derived primarily from the sale of the Company’s hardware products and accessories. Product revenue is recognized upon shipment or delivery to the customer, depending on the terms of the sale. Where a purchase order or a sales agreement contains a customer acceptance clause, the Company defers revenue recognition until the acceptance criteria have been met.

      Revenues from services, including network design, training and installation support, are recognized when services are performed.

      Revenues from Network Management Systems software are recognized upon completion of installation, provided that no significant vendor obligations remain and collectibility is reasonably assured. To date, revenue from software products has been immaterial.

      Sales to distributors — Revenues generated from certain foreign countries are derived from sales to distributors. The Company does not grant return rights, exchange rights or price protection rights. Payment terms are on average 60 days after invoice and the Company usually requires an irrevocable letter of credit, a down payment or credit insurance. Revenue from distributors is recognized upon shipment or delivery to the distributor, depending on sales terms.

      Sales through agents — The Company’s sales agents act strictly as sales representatives and receive commission which is recorded in sales and marketing expenses. The Company invoices the end user directly and revenue is recognized upon shipment or delivery to the end-user, depending upon the terms of the sale.

      At the time of sale, the Company provides for the estimated cost of meeting product warranty and hot-line technical support. When warranty and post contract customer support obligations exist beyond one year, the related revenue is deferred and recognized ratably over the term of the arrangement.

Inventories

      Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method. Appropriate allowances are made to reduce the value of inventories to net realizable value, where this is below cost. These allowances are based on management’s judgment, when management determines that inventories may be slow moving or obsolete.

Impairment of Long-lived Assets

      The Company regularly evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to undiscounted estimated cash flows to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows.

Fair Value of Financial Instruments

      The fair value of financial instruments, including accounts receivable and accounts payable, approximate their carrying value due to their relatively short maturities. The fair values of equipment financing notes payable and convertible subordinate debentures were estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements and approximate their carrying values.

Segments and Enterprise-wide Disclosure

      The Company operates in one segment, using one measurement of profitability to manage its business. All long-lived assets are maintained in the United States.

      During the year ended March 31, 2000 three customers each accounted for 14%, 12% and 10% of net revenues, respectively. During the year ended March 30, 2001 one customer accounted for 13% of net revenues. During the year ended March 29, 2002 three customers accounted for 17%, 16% and 14%, of net revenues, respectively.

      Net revenues through March 29, 2002 have primarily been derived from the sale of outdoor communication network equipment. Export sales as a percentage of net revenues are as follows:

	Years Ended

	March 31,	March 30,	March 29,
	2000	2001	2002

Asia	3%	2%	16%
South America	16%	12%	17%
Canada	15%	5%	4%
Australia	0%	9%	1%
Other export sales	7%	4%	1%

Total export sales	41%	32%	39%

     Accounting for Stock-based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”) and Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan” (“FIN 28”) and complies with the disclosure provisions of Statement of Capital Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

      Under APB 25, compensation expense for grants to employees is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 5.

      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

     Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Service Parts

      Parts used for servicing installed equipment and equipment used for replacement are stated at cost and depreciation is computed over the estimated useful life, generally three years.

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

     Income Taxes

      The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for loss carry-forwards and other deferred tax assets where it is more likely than not that such loss carry-forwards and deferred tax assets will not be realized.

     Principles of Consolidation

      In April 1999, the Company incorporated Repeater Technologies-America do Sul S/ C LTDA, a majority-owned subsidiary in Brazil. Repeater Technologies-America do Sul’s principal activity is sales and sales support for the Brazilian market. The consolidated financial statements include the accounts of Repeater Technologies-America do Sul S/ C LTDA up to March 15, 2001 at which time the Company closed its subsidiary in Brazil. All significant inter-company accounts and transactions have been eliminated.

     Net Loss Per Common Share

      Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible subordinated debentures and convertible preferred stock. Options, warrants, convertible subordinated debentures and convertible preferred stock were not included in the computation of diluted net loss per share for the years ended March 31, 2000, March 30, 2001 and March 29, 2002 because the effect would be antidilutive. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net loss per share follows (in thousands, except per share data):

	Years Ended

	March 31,	March 30,	March 29,
	2000	2001	2002

Numerator:
Net loss	$(15,040)	$(23,647)	$(21,176)

Denominator:
Weighted average common shares outstanding	2,776	16,118	23,596
Weighted average unvested common shares subject to repurchase	(268)	(623)	(573)

Denominator for basic and diluted calculation	2,508	15,495	23,023

Net loss per common share — basic and diluted	$(6.00)	$(1.53)	$(0.92)

     Antidilutive Securities

      The following potential Common Stock have not been included in the computation of diluted net loss per share as they are antidilutive:

	Years Ended

	March 31,	March 30,	March 29,
	2000	2001	2002

Convertible preferred stock (after effect of antidilutive provision)	10,116,319	—	—
Options outstanding to purchase Common Stock	3,534,806	6,214,326	3,054,824
Warrants outstanding to purchase Common Stock	252,937	250,395	250,395
Warrants outstanding to purchase Series BB convertible preferred stock	835,352	—	—
Warrants outstanding to purchase Series DD convertible preferred stock	103,955	—	—
Convertible subordinated debentures	2,727,263	—	—
Shares subject to repurchase	609,518	573,334	573,334

Total	18,180,150	7,038,055	3,878,553

     Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company did not enter into any business combinations after June 30, 2001; therefore, the adoption of SFAS 141 has not had a significant impact on the Company’s financial statements.

      In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. The Company currently does not carry goodwill in its financial statements; therefore, the adoption of SFAS 142 has not had a material impact on the Company’s financial statements.

      On October 3, 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of net book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial statements.

Note 2 — Balance Sheet Components (In thousands):

      Inventories consisted of the following:

	March 30,	March 29,
	2001	2002

Raw materials	$2,471	$1,556
Work in process	91	1,298
Finished goods	9,176	7,786

	11,738	10,640
Less: allowance	(3,778)	(6,456)

	$7,960	$4,184

      Service parts consisted of the following:

	March 30,	March 29,
	2001	2002

Service parts	$1,757	$1,325
Less: accumulated depreciation	(867)	(365)

	$890	$960

      Property and equipment consisted of the following:

	March 30,	March 29,
	2001	2002

Computer equipment	$2,751	$2,798
Manufacturing equipment	5,689	5,920
Furniture and fixtures	685	762
Leasehold improvements	79	79

	9,204	9,559
Less: accumulated depreciation	(5,494)	(6,586)

	$3,710	$2,973

      Depreciation expense was $795,000, $ 1,101,000 and $1,363,000 for the years ended March 31, 2000, March 30, 2001 and March 29, 2002, respectively.

      Included as part of the property and equipment balances above:

	March 30,	March 29,
	2001	2002

Capital leased equipment	$1,155	$1,123
Less: Accumulated depreciation	(1,069)	(1,118)

	$86	$5

      Other accrued liabilities consisted of the following:

	March 30,	March 29,
	2001	2002

Warranty reserve	$1,152	$518
Accrued sales and use tax	470	78
Other	578	667

	$2,200	$1,263

Note 3 — Commitments and contingencies:

     Leases

      The Company has entered into capital lease arrangements for computer and manufacturing equipment and furniture. The Company also leases its administrative and manufacturing facility under an operating lease which expires in December 2003, as well as certain equipment under non-cancellable operating leases which expire in 2006. As of March 29, 2002 future minimum lease payments under non-cancelled capital and operating leases for years ending in March are as follows:

		Non-cancellable
	Capital Leases	Operating Leases

	(in thousands)
2003	144	675
2004	—	486
2005 and thereafter	—	2

Total minimum lease payments	144	$1,163

Less: amount representing interest	3

Present value of minimum lease payments	$141

      Rent expense under operating leases for the years ended March 31, 2000, March 30, 2001 and March 29, 2002 was approximately $717,000, $794,000 and $ 723,000 respectively.

     Purchase Commitments

      At March 29, 2002, the Company had $1,742,000 in non-cancellable purchase commitments with its third party suppliers.

     Litigation

      In May 2001, the Company filed an escrow claim with Gwydion and the escrow agent to assert the Company’s right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration (see Note 10 — Acquisition and Disposal). Gwydion and its members have disputed this claim and on September 17, 2001 filed direct and stockholder derivative lawsuits against the Company and certain of its current and former directors and officers claiming breach of contract, fraud, intentional and negligent misrepresentation, and breach of fiduciary duty, and requesting damages and attorney’s fees. On January 10, 2002, the Company’s challenge to the stockholder derivative lawsuit was sustained without leave to amend and on January 17, 2002, the court entered judgment in favor of the Company and against Gwydion and its members. The direct suit for breach of contract and fraud remains pending. While the Company believes that the plaintiffs’ direct claims are without merit and intends to vigorously defend itself against these allegations, it cannot predict the ultimate outcome of the pending action.

      On November 16, 2001, a purported stockholder class action lawsuit was filed against the Company, certain of the Company’s current and former directors and officers and certain underwriters of the Company’s initial public offering of common stock. This lawsuit purports to bring suit on behalf of all purchasers of the Company’s common stock between August 8, 2000, the effective date of the Company’s initial public offering, and December 6, 2000. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that certain underwriters allegedly (i) solicited and received excessive and undisclosed commissions from certain investors in exchange for which such underwriters allocated to those investors substantial portions of the shares issued in the Company’s initial public offering, and (ii) entered into agreements with customers whereby the underwriters agreed to allocate shares of the Company’s common stock to those customers in the Company’s initial public offering in exchange for which the customers agreed to purchase additional shares of the Company’s common stock in the aftermarket at pre-determined prices. The plaintiffs seek unspecified damages and other relief. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these allegations.

Note 4 — Convertible Subordinated Debentures:

     Series DD Convertible Subordinated Debentures

      The Company issued $15,000,000 in five-year convertible subordinated debentures in November 1998. The debentures accrued interest at 8.0% per year, payable quarterly in arrears, and were to mature on November 25, 2003. The debentures were convertible into Series DD convertible preferred stock at any time prior to the maturity date at the option of the holder. The Series DD convertible subordinated debentures were converted into Series DD convertible preferred stock and subsequently to 2,727,263 shares of common stock immediately prior to the closing of the Company’s initial public offering in August 2000 at $5.50 per share.

     Series EE Convertible Subordinated Debentures

      In July 2000, the Company issued $5.1 million of Series EE convertible subordinated debentures. These debentures bore interest at 8% and were due to mature in November 2003. These debentures were convertible into Series EE convertible preferred stock at any time at the option of the holder at a conversion price which was the lesser of $8.00 per share or the common stock initial public offering price. In addition, the Company had the right to convert the debentures into Series EE convertible preferred stock in the event that it completed a qualified public offering, at which time Series EE convertible preferred stock would automatically convert into common stock at a conversion ratio of one for one. The difference between the conversion price and the fair value of the common stock on the transaction date resulted in a beneficial conversion feature of approximately $1.1 million, which has been recorded as a charge to interest expense in the year ended March 30, 2001. Upon completion of the IPO, the company converted the Series EE convertible debentures into 637,500 shares of common stock.

Note 5 — Stockholders’ Equity:

     Common stock

      At March 29, 2002, the Company had 70,000,000 shares of Common Stock authorized. A portion of the shares issued are subject to a right of repurchase at original price in favor of the Company, which lapses over a service period. At March 29, 2002, the Company had 573,334 shares subject to repurchase that were issued in connection with acquisition of The Gwydion Company LLC (see Note 10-Acquisition and Disposal).

      On August 8, 2001, the Company’s Board of Directors adopted a Stockholder Rights Plan. The description and terms of the Rights are set forth in a Rights Agreement, dated as of August 9, 2001, entered into between the Company and U.S. Stock Transfer Corporation, as rights agent, filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 29, 2001. Under this Plan, the Company declared for each outstanding share of common stock a dividend of one right to purchase one one-hundredth share of the Company’s Series A junior participating preferred stock at an initial exercise price of $7.00. Each one-hundredth of a share of Series A preferred stock has economic terms similar to that of one share of common stock. The rights will separate from the common stock and become exercisable after any person or group of affiliated persons has acquired beneficial ownership of 20% or more of the common stock then outstanding or ten business days after any person or group announces a tender or exchange offer which would result in a 20% or greater ownership level. If a buyer acquires more than 20% of the Company’s common stock, all Rights holders except the buyer, will be entitled to receive upon exercise a number of shares of common stock with market value equal to twice the exercise price of the Rights. The Rights will expire in 2011 and are redeemable for $0.001 at the option of the Company.

      The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors.

     Convertible Preferred Stock

      At March 29, 2002, the Company had 5,000,000 shares of preferred stock authorized.

     Warrants

      In July 1997, in connection with a capital lease, the Company issued warrants to a leasing company for the purchase of 18,940 shares of Series BB convertible preferred stock at $2.64 per share. The warrants expire in 2004. As of March 29, 2002, all of these warrants remained outstanding and are exercisable for Common Stock.

      In connection with an equipment lease line of credit, the Company issued in January 1999 warrants to purchase 3,955 shares of Series DD convertible preferred stock at $5.50 per share. The warrants expire in 2009. As of March 29, 2002, all warrants remained outstanding and are exercisable for Common Stock.

      Using the Black-Scholes method, the fair market values of the warrants issued in conjunction with the lease were determined to be insignificant.

      In July 1999, in connection with two promissory notes issued to a financial institution, the Company issued warrants to purchase 100,000 shares of Series DD convertible preferred stock at $5.50 per share. The warrants expire in 2006. As of March 29, 2002, all warrants remained outstanding and are exercisable for Common Stock. These warrants were valued using the Black-Scholes method using the same assumptions for SFAS 123 disclosures (Note 5) plus a volatility factor of 50% and were recorded as debt discount which was amortized over the term of the promissory notes.

      In connection with the Series EE convertible debentures, the Company issued warrants to purchase a number of shares of Series EE convertible preferred stock equal to $1,020,000 divided by the conversion price of the Series EE convertible debenture, at an exercise price of $8.00 per share. The warrants are immediately exercisable and expire on July 11, 2005. The relative fair value of the warrants, which has been determined to be approximately $0.5 million, using the Black-Scholes valuation method, has been recorded as debt discount and amortized to interest expense over the life of the debentures. Upon completion of the IPO, the Series EE warrants automatically converted into warrants to purchase 127,500 shares of Common Stock. These warrants remained outstanding as of March 29, 2002.

     Reserved Shares

      The Company has reserved shares of Common Stock for future issuance as follows:

March 29,
2002

Shares available for stock option grants	2,550,854
Stock options outstanding	3,054,824
Warrants outstanding to purchase Common Stock	250,395

5,856,073

     Stock Plans

      In May 1990, the Company adopted the 1990 Incentive Stock Plan (the “1990 Plan”) under which shares of Common Stock are reserved for exercise of options to be granted to key employees, members of the Board of Directors and consultants to the Company. As of March 29, 2002, a total of 2,716,909 shares have been reserved for option grants under the 1990 Plan. As of March 29, 2002, the 1990 Plan has expired.

      In May 1993, the Company adopted the Key Executives Stock Option Plan under which shares of Common Stock are reserved for exercise of options to be granted to certain key executive employees of the Company. A total of 1,351,544 shares have been reserved for option grants under this Plan.

      On February 15, 2000, the Board of Directors approved the 2000 Equity Incentive Plan under which the Company initially reserved 3,000,000 shares; this reserve will be increased each January beginning on January 1, 2001 by the lesser of 1,000,000 shares, 4% of the total outstanding shares of Common Stock or a smaller number as designated by the Board of Directors. At March 29, 2002, 4,883,106 shares were reserved for grants to employees, directors and consultants. The plan became effective on the date of the Company’s initial public offering.

      The Plans permit the Company to (i) grant incentive options at 100% of fair value at the date of grant; (ii) grant nonqualified options at 85% or greater of fair value; and (iii) sell Common Stock at 85% of fair value subject to stock purchase agreements giving the Company repurchase rights in the event of termination. Options have a vesting period of four years from the date of grant and are exercisable immediately. The Company has a right to repurchase all or any of the unvested shares, at the original exercise price, in the event of termination of employment. The options have a maximum term of ten years. Options granted to 10% stockholders shall have a maximum term of five years. In addition under the 2000 Equity Incentive Plan 10% stockholders shall not be granted an incentive stock option unless the exercise price of such option is at least 110% of the fair market value of the Common Stock at the date of grant and no employee shall be eligible to be granted options covering more than 2,000,000 shares of Common Stock during any calendar year.

     2000 Employee Stock Purchase Plan

      On February 15, 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the “2000 ESPP”), which became effective upon the closing of the Company’s initial public offering on August 8, 2000.

      Under the plan employees may elect to have up to 15% of their earnings withheld from their pay to be applied under the plan to purchase the Company’s Common Stock at 85% of fair market value. The Company initially reserved 500,000 shares under the plan; this reserve will be increased each January beginning on January 1, 2002 by the lesser of 250,000 shares or 1.5% of the total outstanding shares of Common Stock. During the year ended March 29, 2002, the Company issued 68,000 shares of common stock under the 2000 ESPP and suspended the 2000 ESPP until further decision by its Board of Directors.

     Pro Forma Stock-Based Compensation

      The Company has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Had compensation costs been determined based on the fair value method prescribed by SFAS 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Years Ended

	March 31,	March 30,	March 29,
	2000	2001	2002

Net loss attributed to common stockholders — as reported	$(15,040)	$(23,647)	$(21,176)
Net loss attributed to common stockholders — pro forma	(15,660)	(26,445)	(21,405)
Net loss per common share — basic and diluted as reported	$(6.00)	$(1.53)	$(0.92)
Net loss per common share — basic and diluted pro forma	$(6.24)	$(1.71)	$(0.93)

      Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year. The fair value of each option grant is estimated on the date of grant using the following assumptions used for grants:

	Years Ended

	March 31,	March 30,	March 29,
	2000	2001	2002

Weighted average risk-free interest rate	5.50%	6.00%	5.00%
Expected life	5 years	5 years	2 years
Expected dividends	0%	0%	0%
Volatility	0%	129%	129%

      Based on the above assumptions, the weighted average values per share of options granted were approximately, $5.74, $ 3.27 and $0.25 for the years ended, March 31, 2000, March 30, 2001 and March 29, 2002 respectively.

      The following table summarizes stock option activity:

			Weighted-
			Average
	Shares		Exercise
	Available	Shares	Price Per
	For Grant	Outstanding	Share

Balance at March 26, 1999	275,684	2,702,367	$0.64
Additional shares reserved	1,000,000	—	—
Granted	(1,795,150)	1,795,150	$6.68
Exercised	—	(334,102)	$0.33
Canceled	628,609	(628,609)	$1.31

Balance at March 31, 2000	109,143	3,534,806	$3.62
Additional shares reserved	3,627,000	—
Granted	(3,264,000)	3,264,000	$3.74
Exercised	—	(106,970)	$0.64
Canceled	477,510	(477,510)	$4.56

Balance at March 30, 2001	949,653	6,214,326	$3.66
Additional shares reserved	955,000	—
Granted	(4,179,128)	4,179,128	$0.38
Exercised	—	(596,707)	$0.30
Expiration of 1990 Plan	(1,916,594)	—
Cancelled	6,741,923	(6,741,923)	$3.41

Balance at March 29, 2002	2,550,854	3,054,824	$0.38

      The following table summarizes information relating to stock options outstanding at March 29, 2002:

			Weighted-
			Average
	Options		Remaining
	Outstanding and		Contractual
Option Exercise Price	Exercisable	Options Vested	Life (in years)

$0.20	8,000	—	9.88
$0.29	2,713,029	678,250	1.25
$0.30	125,275	125,275	5.89
$0.33	52,000	—	9.41
$0.34	40,000	40,000	9.46
$0.38	45,000	20,000	9.71
$0.50	270	270	3.96
$0.59	20,000	—	9.19
$1.00	18,750	16,406	6.45
$2.25	4,625	1,445	8.70
$3.00	375	375	6.85
$8.00	2,500	1,145	8.15
$9.00	25,000	—	8.36

$0.38 (weighted average)	3,054,824	883,166	1.99

     Stock-based Compensation

      During the years ended March 31, 2000, March 30, 2001 and March 29, 2002, the Company recorded $7,083,000, $327,000 and $0 of unearned stock-based compensation for the excess of the deemed fair market value over the exercise price at the date of grant. The compensation expense is being recognized over the option vesting period of generally four years, using the method prescribed by FIN 28. Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in a front-loading of the compensation expense. For the years ended March 31, 2000, March 30, 2001 and March 29, 2002, the Company recorded $2,510,000, $2,315,000 and $38,000 of stock-based compensation expense in connection with options granted to employees and consultants.

      In November 2001, the Company extended an offer to its eligible employees and directors to cancel stock options with exercise prices greater than $0.30 per share and to grant replacement stock options with an exercise price equal to the quoted market price of the Company’s common stock at December 27, 2001, one day before the expiration of the offer. On December 28, 2001, the Company granted replacement options to purchase an aggregate of 3,143,628 shares of its common stock at $0.29 per share to eligible employees and directors who accepted the offer in a one-for-one exchange for such cancelled stock options. Each replacement option will vest monthly over one year following the date of grant and will expire 18 months after the date of grant. The Company will account for all such replacement options, as well as eligible options to purchase an aggregate of 69,770 shares of common stock which were not exchanged, under the variable accounting method and will revalue these stock options at the end of each reporting period until the options are exercised, forfeited, or expire unexercised; the resulting charge will be recorded as compensation expense. The higher the market value of the Company’s common stock, the greater the compensation expense will be. To date, the Company has not recorded any compensation expense in relation to the stock option exchange.

Note 6 — 401(k) Plan:

      The Company has a 401(k) plan under which matching and discretionary contributions may be made. The Company did not make any contributions under this plan for any of the periods presented.

Note 7 — Notes Payable:

      In July 1999, the Company entered into a note agreement with a financial institution. Borrowings made pursuant to this agreement would not exceed $5,000,000 in the aggregate and were secured by all assets of the Company, subject to permitted liens. Pursuant to this agreement, the Company issued, in July 1999 and September 1999, two promissory notes for $3,000,000 and $2,000,000, respectively, bearing interest at 13.47% and 13.68%, respectively. The Company made monthly interest-only payments through February 2000, followed by 30 monthly installments of $118,335 and $79,090 for the $3,000,000 and the $2,000,000 promissory notes, respectively. The promissory notes contained restrictions, including but not limited to fundamental changes (as defined), payment of dividends, acquisition or redemption of stock, and acquisition or sale of assets other than equipment or inventory in the ordinary course of business. The sale of substantially all of the assets related to the Gwydion project resulted in the Company’s violation of the covenant that prohibited the Company from the sale of any assets over $25,000 outside of the ordinary course of business prior to its obtaining written approval from the lender. The Company received a waiver for this covenant violation and subsequent default on October 30, 2001 and agreed with the lender to repay the remaining balance of this loan by March 2002 in equal monthly installments. As of March 29, 2002, the loan was repaid in full.

Note 8 — Income Taxes:

      Net deferred tax assets are as follows (in thousands):

	Years Ended

	March 31,	March 30,	March 29,
	2000	2001	2002

Deferred tax assets:
Net operating loss carry-forwards	$16,780	$22,384	$29,539
Research and other credits	1,144	1,746	1,931
Inventory reserve	629	1,494	2,553
Stock compensation	762	—	—
Depreciation and amortization	1,295	1,394	1,594
Other accruals and reserves not currently deductible for tax purposes	641	2,074	948

Total deferred tax assets	21,251	29,092	36,565
Valuation allowance for deferred taxes	(21,251)	(29,092)	(36,565)

Net deferred taxes	$—	$—	$—

      Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be utilized; as a result, a full valuation allowance has been recorded.

      At March 29, 2002, the Company had federal and state net operating loss carry-forwards of approximately $82,852,000 and $24,700,000 respectively, available to offset future taxable income. The Company also had federal and state research and development tax credits of approximately $1,167,000 and $1,158,000. The net operating loss and tax credit carry-forwards will expire at various dates from 2003 to 2022, if not utilized.

      Expiration dates for federal and state operating loss carry-forwards are as follows, in thousands:

	Federal	State

March 31, 2003	$61	$3,724
March 31, 2004	410	2,945
March 31, 2005	284	3,569
March 31, 2006	522	—
March 31, 2007	108	—
March 2008 through March 2022	81,467	14,462

	$82,852	$24,700

      Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Note 9 — Related Party Transactions:

      The Company’s Chief Executive Officer is a director and an audit committee member at SureWest Communications (“SureWest”). During the years ended March 30, 2001 and March 29, 2002, the Company made sales to SureWest of $1,456,000 and $11,000, respectively.

Note 10 — Acquisition and Disposal

     Acquisition

      On November 4, 1999, the Company acquired substantially all of the assets of The Gwydion Company LLC (“Gwydion”), a development stage company engaged in design and development of radio frequency and microwave fiber-optic equipment for cellular and PCS (personal communication services), satellite communications and related markets. The purchase consideration consisted of $754,000 in cash.

      The transaction was recorded using the purchase method of accounting and the results of Gwydion have been included in the Company’s financial statements subsequent to November 4, 1999. The allocation of the purchase price to the tangible and identifiable intangible assets acquired in connection with this acquisition was based on estimated fair values as determined by management as follows (in thousands):

Computer equipment	$10
Assumed liabilities	(175)
Acquired workforce	34
Acquired in-process research and development	885
Deferred income taxes	354
Valuation allowance	(354)

Total purchase consideration	$754

     Disposal of Assets

      On April 21, 2001 the Company entered into an agreement to sell substantially all of the assets of the Gwydion product development project. The consideration received for the sale was approximately $969,000 in cash. The Company recorded a gain on sale of approximately $357,000 in the first quarter of fiscal year ending March 29, 2002 in relation to the sale of substantially all of the assets of the Gwydion development project.

     Contingent Consideration

      In November 1999, in connection with the acquisition of substantially all of the assets of The Gwydion Company, LLC (“Gwydion”), the Company issued 573,334 shares of common stock to the members of

Gwydion. These shares were to be held in an escrow account and subject to the Company’s right of repurchase for $1.00 in the aggregate until certain performance criteria were met. These performance criteria include continued employment of one member for a period of 18 months. The Company revalued these shares at the end of each reporting period until April 21, 2001, at which time the Company entered into an agreement to sell substantially all of the assets of the Gwydion development project. Amounts recognized in research and development expense in fiscal years 2000, 2001 and 2002 in connection with this contingent consideration were a charge of $1,911,000, a credit of $1,387,000, and a charge of $55,000 respectively. Total compensation expense recorded related to these shares was $579,000 in the aggregate.

      In May 2001, the Company filed an escrow claim with Gwydion and the escrow agent to assert the Company’s right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration.

      Gwydion and its members have disputed this claim and have filed direct and stockholder derivative lawsuits against the Company (see note 3 — Commitments and Contingencies).

Selected Quarterly Financial Data (unaudited)

      The following table sets forth quarterly financial data for the eight quarters ended March 29, 2002. This quarterly information has been prepared on the same basis as the audited financial information presented elsewhere herein and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the information for the quarters presented. The quarterly data should be read in conjunction with our consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of operating results for any future period.

	Quarter Ended

	June 29,	September 29,	December 29,	March 30,	June 29,	September 28,	December 28,	March 29,
	2000	2000	2000	2001	2001	2001	2001	2002

	(in thousands)
Net revenues	$7,355	$4,870	$6,887	$2,878	$3,902	$3,728	$3,260	$3,025
Gross profit (loss)	2,335	926	1,230	(3,165)	179	(484)	(1,088)	(3,448)
Other income (expense), net	(492)	(1,861)	(39)	(472)	302	10	(205)	(65)
Net loss	$(3,659)	$(8,772)	$(2,083)	$(9,133)	$(4,518)	$(5,338)	$(4,609)	$(6,710)
Net loss per common share — basic and diluted	$(1.36)	$(0.62)	$(0.09)	$(0.40)	$(0.20)	$(0.23)	$(0.20)	$(0.29)

      We have experienced a decline in our shipments starting from the quarter ended September 28, 2000 due to the overall downturn in the technology, and particularly in the telecommunications, industry. Our revenues increased in the quarter ended December 29, 2000 as compared to the quarter ended September 28, 2000 due to deferral of revenue recognition in relation to certain acceptance clauses in some of our sales contracts.

      Gross margins have declined for the last three quarters of the fiscal year ended March 29, 2002, due to decreased unit sales, and lower pricing particularly in the third and fourth quarters. Third quarter gross margins were negatively impacted due to the cancellation penalty accrual in relation to the order from Capitel Group, Ltd. of Beijing for China Unicom. Fourth quarter gross margins have been affected by the increase in inventory valuation allowance. The increase in inventory valuation allowance was primarily due to excess inventory resulting from our inability to cancel our purchase order from our contract manufacturer under our agreement in response to a slowdown in shipments to Capitel Group, Ltd. of Beijing for China Unicom during the latter part of our fiscal year ended March 29, 2002.

      We have experienced and expect to continue to experience significant fluctuations in quarterly operating results as a result of many factors. We believe that period-to-period comparisons of our operating results should not be relied upon as any indication of future performance.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Board of Directors

      The Company’s Amended and Restated Certificate of Incorporation and Bylaws provide that the Company’s Board of Directors (the “Board”) shall be divided into three classes. Each class has a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class (including a vacancy created by an increase in the number of directors) shall serve for the remainder of the full term of that class, and until the director’s successor is elected and qualified.

      The Board presently has five members. The Board is currently composed of two Class I directors (John E. Bosch and Richard G. Grey), one Class II director (Alessandro A. Piol) and two Class III directors (Chris L. Branscum and Perry M. LaForge), whose terms will expire at the annual meetings of stockholders to be held in 2004, 2002 and 2003, respectively.

      John E. Bosch, age 67, has served as the Company’s Chairman of the Board since January 2001, on the Executive Committee of the Board since December 2000 and as a director since May 1990. Since 1981, Mr. Bosch has been a general partner of Bay Partners, a venture capital firm. In 1976, he co-founded Cronus Precision Products, Inc., a digital timing company, and served as its President and Chief Executive Officer until 1981. In 1970, Mr. Bosch co-founded Anixter, Bosch and Russell, a consulting firm specializing in marketing and sales consulting for high technology companies. Mr. Bosch holds a B.S. in mechanical engineering and an M.B.A. in marketing from the University of Southern California. Mr. Bosch currently serves on the board of directors of NetManage, Inc.

      Chris L. Branscum, age 53, has served as the Company’s President and Chief Executive Officer since December 2000, on the Executive Committee of the Board since December 2000, and as a director since 1990. Mr. Branscum served as the Company’s Chairman of the Board from 1993 to 2000. Mr. Branscum has been a General Partner of Hallador Venture Partners, a venture capital firm, since 1990 and a Managing Director of Hallador Venture Partners, LLC since 1997. From 1985 through 1989, Mr. Branscum was with Arthur Young & Company, where he was a partner. Prior to 1985, Mr. Branscum was in the private practice of law. Mr. Branscum holds a J.D. from the University of Pacific, McGeorge School of Law and a B.S. in Business Administration from California State University, Sacramento. Mr. Branscum currently serves on the board of directors of SureWest Communications.

      Richard G. Grey, age 72, has served as a director since 1990. Since 1995, Mr. Grey has served as General Partner of HMS Hawaii Management Partners, a venture capital firm. Mr. Grey has also served as General Partner of HMS Group, which manages venture capital funds for investments in the communications industry, since 1984. Previously, Mr. Grey served as a Director from 1982 to 1987 for HMS Capital Limited. From 1979 to 1987, Mr. Grey was in the private practice of law. Mr. Grey holds a J.D. from the University of San Francisco and an M.B.A. and a B.S. from the University of California, Los Angeles.

      Perry M. LaForge, age 44, has served as a director since September 1999. Mr. LaForge is Vice President and Partner of the international management consulting firm of Pittiglio Rabin Todd & McGrath, with which he has been associated since 1984. Mr. LaForge founded the CDMA Development Group, a non-profit trade organization, and has served as the Executive Director and Chairman since December 1994. He founded and serves as the President and Chief Executive Officer of inOvate Communications Group, which creates and capitalizes promising companies in the Internet and telecommunications industries. He is also the founder of inCode Telecom Group, a telecommunications consulting company. Mr. LaForge holds a B.E. from Santa

Clara University and an M.B.A. from the Amos Tuck School at Dartmouth College. Mr. LaForge currently serves on the board of directors of Signalsoft Corporation.

      Alessandro A. Piol, age 45, has served as a director since January 1998. Since 1995, Mr. Piol has served as Managing Director of Invesco Private Capital (formerly Chancellor Capital Management), a venture capital and investment management firm. Mr. Piol co-founded and, from 1993 to 1995, was a General Partner of AT&T Ventures, the venture capital arm of AT&T. Prior to AT&T Ventures, Mr. Piol spent six years in various operational positions at AT&T and co-founded Pixel Machines. Mr. Piol holds a B.S. and M.S. in Computer Science from the Columbia University School of Engineering and an M.B.A. from the Harvard Business School.

Executive Officers

      The Company’s executive officers as of June 27, 2002 are as follows:

Name	Age	Position

Chris L. Branscum	53	President and Chief Executive Officer
Timothy A. Marcotte	45	Executive Vice President, Chief Operating Officer and Chief Financial Officer
John L. Soliday	44	Vice President of Engineering/R&D
Joel J. Spina	51	Vice President of Marketing and Business Development

      Chris L. Branscum, age 53, has served as the Company’s President and Chief Executive Officer since December 2000, on the Executive Committee of the Board since December 2000, and as a director since 1990. Mr. Branscum served as the Company’s Chairman of the Board from 1993 to 2000. Mr. Branscum has been a General Partner of Hallador Venture Partners since 1990 and a Managing Director of Hallador Venture Partners, LLC since 1997. From 1985 through 1989, Mr. Branscum was with Arthur Young & Company, where he was a partner. Prior to 1985, Mr. Branscum was in the private practice of law. Mr. Branscum holds a J.D. from the University of Pacific, McGeorge School of Law and a B.S. in Business Administration from California State University, Sacramento. Mr. Branscum currently serves on the board of directors of SureWest Communications.

      Timothy A. Marcotte, age 45, has served as the Executive Vice President of the Company since January 2001, its Chief Operating Officer since December 2000 and its Chief Financial Officer since November 1999. He has also served as the Company’s corporate Secretary since June 2001. From March 1999 to November 1999, Mr. Marcotte was an independent financial consultant. From August 1997 to March 1999, Mr. Marcotte served as Vice President of Finance and Chief Financial Officer of Sunrise Technologies International, Inc., a laser medical device manufacturer. From December 1996 to August 1997, Mr. Marcotte served as Vice President and Chief Financial Officer of InfoGain Corporation, an information technology consulting firm. From June 1996 to December 1996, Mr. Marcotte was the Vice President and Chief Financial Officer of IRIDEX Corporation, a laser medical device manufacturer. From April 1993 to June 1996, Mr. Marcotte served as Executive Vice President and Chief Financial Officer of Now Software, Inc., a software development company. Mr. Marcotte holds a B.S. Anthropology/ Zoology and an M.B.A. from the University of Michigan.

      John L. Soliday, age 44, has served as the Company’s Vice President of Engineering/R&D since April 2001. From August 1998 to April 2001, Mr. Soliday served as the Company’s Executive Director of Advanced Technology. Mr. Soliday was an independent engineering consultant from August 1997 to July 1998 for various power amplifier firms. From September 1995 to July 1997, Mr. Soliday was the Director of Engineering at Spectrian Corporation, an RF amplifier supplier. From January 1984 to August 1995, Mr. Soliday held various managerial and technical positions at Motorola, Inc. Mr. Soliday holds a B.S.E.E. from the University of Wisconsin and an M.S.E.E. from the University of Illinois.

      Joel J. Spina, age 51, has served as the Company’s Vice President of Marketing and Business Development since April 2001. From February 1998 to April 2001, Mr. Spina served as the Company’s Vice President of International Sales. From May 1997 to February 1998, Mr. Spina worked for CommScope Inc., a telecommunications products provider, as Vice President of Latin America and the Caribbean. From April 1996 to May 1997, Mr. Spina worked for ADC Telecommunications Inc. as their Vice President, Latin America. From 1992 to April 1996, Mr. Spina worked for Andrew Corporation, an RF products and services provider, as their Director of Sales for Latin America. Mr. Spina holds a B.S.E.E. from Mackenzie University and an M.B.A. from Northwestern University.

Involvement in Certain Legal Proceedings

      Mr. LaForge, a current director of the Company, served as the president and chief executive officer of inServ e-Customer Solutions, Inc. (“inServ”) from December 6, 1999 to January 1, 2001. On August 16, 2001, inServ executed a general assignment for the benefit of creditors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 29, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that: (i) a Form 4 was filed late by Mr. Branscum covering an aggregate of two transactions; (ii) a Form 5 covering one stock option grant was filed one day late by Mr. LaForge, inadvertently reported an incorrect acquisition date of the stock option and inadvertently failed to report the acquisition of a stock option grant in the amount of 25,000 shares which was subsequently cancelled in connection with the Company’s Option Exchange Program (as defined in the section entitled “Compensation of Directors”); (iii) a Form 5 covering one stock option grant was filed one day late by Mr. Bosch and inadvertently reported an incorrect acquisition date of the stock option; and (iv) a Form 5 covering one stock option grant was filed one day late by Mr. Grey and inadvertently reported an incorrect acquisition date of the stock option. In the case of Messrs. LaForge, Bosch and Grey, these errors will be corrected by filing amended Form 5s.

Item 11.     Executive Compensation

Compensation of Directors

      Since June 1, 2001, each non-employee director of the Company has received a monthly retainer of $1,000 and a fee of $750 for each Board meeting attended and for each Board committee meeting attended as a committee member (or $750 for the first meeting and $500 for each additional meeting attended on the same date). In addition, since January 2001, Mr. Bosch has received monthly fees of $6,250 for services performed for the Company as a member of the Executive Committee of the Board, of which Mr. Branscum is also a member. In the fiscal year ended March 29, 2002, the total compensation paid to non-employee directors was $117,250. The members of the Board are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

      Each director of the Company and its affiliates (as defined in the Internal Revenue Code) is also eligible to receive stock option grants, stock bonuses and rights to acquire restricted stock under the Company’s 2000 Equity Incentive Plan (the “2000 Plan”). Options granted to non-employee directors under the 2000 Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code.

      Certain option grants to non-employee directors under the 2000 Plan are non-discretionary. Each person who is elected or appointed for the first time to be a non-employee director after the effective date of the Company’s initial public offering of its common stock is granted an option to purchase 50,000 shares (or, prior to June 7, 2001, 25,000 shares) of common stock on the date of his or her initial election or appointment, and each person who is a non-employee director on the day after the Company’s annual stockholders’ meeting is granted an option to purchase 13,000 shares of common stock on such date (“Annual Option”), with such grant reduced pro rata for each full quarter the person did not serve as a director during the period since the preceding annual stockholders’ meeting, without further action by the Company, the Board or the stockholders of the Company (collectively, “Non-Employee Director Options”).

      The exercise price of the Non-Employee Director Options is 100% of the fair market value of the common stock subject to the option on the date of the option grant. The term of Non-Employee Director Options is 10 years. In the event of an acquisition of the Company or similar corporate event, the vesting of each option will accelerate in full and will become exercisable for 12 months after the termination of the director’s service on the Board following the change of control or, if shorter, the original term of the option.

      On August 24, 2001, the Company granted an Annual Option to purchase 13,000 shares of common stock to each of Messrs. Bosch, Grey, LaForge and Piol at an exercise price of $0.33 per share. The fair market value of such common stock on the date of grant was $0.33 per share (based on the closing sales price reported on the Nasdaq National Market for the last trading day prior to the date of grant). Fifty percent of the shares subject to these options vest after one year of service and 50% vest after the following year. Such options are immediately exercisable to the extent permitted under applicable regulations of the Internal Revenue Service and any unvested shares issued pursuant to early exercise provisions are subject to a repurchase option in favor of the Company at the original exercise price upon termination of services to the Company.

      In November 2001, the Company extended an offer to its eligible employees and directors to cancel stock options with exercise prices greater than $0.30 per share and to grant replacement stock options (“Replacement Options”) under the 2000 Plan with an exercise price equal to the quoted market price of the Company’s common stock at December 27, 2001, one day before the expiration of the offer (the “Option Exchange Program”). On December 28, 2001, the Company granted Replacement Options to purchase an aggregate of 3,143,628 shares of common stock at $0.29 per share to eligible employees and directors who accepted the offer in a one-for-one exchange for such cancelled stock options. Each Replacement Option will vest monthly over one year following the date of grant and will expire 18 months after the date of grant.

      Pursuant to the Option Exchange Program, on December 28, 2001, the Company granted options to purchase 175,000 shares, 475,000 shares, 25,000 shares and 65,000 shares of common stock to Messrs. Bosch, Branscum, Grey and LaForge, respectively, at an exercise price of $0.29 per share. The fair market value of such common stock on the date of grant was $0.29 per share (based on the closing price of the Company’s common stock reported on the Nasdaq National Market on last trading day prior to the date of grant). The options become exercisable in twelve equal monthly installments beginning on January 28, 2002.

      As of May 15, 2002, none of the options granted to the Company’s directors as described above had been exercised.

      In May 2002, the Company entered into a change of control agreement with Mr. Bosch. Under the terms of this agreement, in the event of an acquisition of the Company or similar corporate event, Mr. Bosch’s stock options will become fully vested, provided that Mr. Bosch is a member of the Board on the date of such change of control.

      Mr. Branscum received compensation for services provided as the Company’s President and Chief Executive Officer, as further described in the section entitled “Compensation of Executive Officers.”

Compensation of Executive Officers

      The following table shows for the fiscal years ended March 31, 2000, March 30, 2001 and March 29, 2002 compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its four other executive officers at March 29, 2002 and one former executive officer who departed from the Company during fiscal year 2002 (the “Named Executive Officers”):

Summary Compensation Table

						Long-Term
						Compensation Awards
		Annual Compensation
						Restricted	Securities
				Other Annual		Stock	Underlying		All Other
	Fiscal	Salary	Bonus	Compensation		Awards	Options		Compensation
Name and Principal Position(s)	Year	($)	($)	($)(1)		($)	(#)(2)		($)

Chris L. Branscum(3)	2002	225,000	—	—		—	475,000		—
President & Chief Executive Officer	2001	56,250	—	—		—	450,000	(4)	—
Timothy A. Marcotte(5)	2002	202,462	—	—		—	370,000	(6)	—
Executive Vice President, Chief	2001	170,577	—	—		—	150,000	(7)	—
Operating Officer and Chief Financial Officer	2000	64,384	15,000	—		—	180,000	(7)	128	(8)
Joel J. Spina	2002	171,346	—	102,789	(9)	—	140,000	(6)	—
Vice President, Marketing &	2001	148,654	—	53,699	(10)	—	60,000	(7)	—
Business Development	2000	137,692	—	42,286	(10)	—	40,000	(7)	—
Richard R. Conlon(11)	2002	156,716	—	67,196	(10)	—	10,000		60,000	(12)
Vice President, North America	2001	151,281	55,000	126,000	(10)	—	120,000		—
Sales	2000	137,692	30,972	111,419	(10)	—	40,000		—
John L. Soliday	2002	158,692	—	—		—	220,000	(13)	—
Vice President, Engineering	2001	131,239	—	—		—	30,000	(7)	—
	2000	125,540	3,000	—		—	—		—
Danny C. Santo(14)	2002	152,885	—	—		—	32,500	(15)	—
Vice President, Operations	2001	3,942	10,000	—		—	30,000	(7)	—

(1)	In accordance with the rules of the SEC, no amounts are shown with respect to certain “perquisites,” where such amounts do not exceed the lesser of $50,000 or 10% of any officer’s salary and bonus.

(2)	Indicates number of shares of common stock underlying options.

(3)	Mr. Branscum became an executive officer of the Company in December 2000.

(4)	Does not include an option to purchase 25,000 shares granted to Mr. Branscum on August 8, 2000 at an exercise price of $9.00 per share, as such grant occurred prior to Mr. Branscum’s election as an executive officer of the Company and was in compensation for Mr. Branscum’s services as a non-employee director of the Company. These options were cancelled on December 28, 2001 pursuant to the Company’s Option Exchange Program.

(5)	Mr. Marcotte joined the Company in November 1999.

(6)	Does not include an option for 40,000 shares granted in May 2001, but subsequently exchanged in the Company’s Option Exchange Program.

(7)	These options were cancelled in the Company’s Option Exchange Program.

(8)	Represents term life insurance premiums paid by the Company.

(9)	Represents the following: (i) $42,789 of commissions paid pursuant to the Company’s sales commission plan; and (ii) an advancement in April 2001 on sales commissions and bonuses to be earned in the future in the amount of $60,000, which was earned in May 2002 and will be recorded as a bonus paid to Mr. Spina in the fiscal year ending March 28, 2003.

(10)	Represents commissions paid pursuant to the Company’s sales commission plan.

(11)	Mr. Conlon’s employment with the Company terminated in October 2001.

(12)	Represents consulting fees paid after termination of employment with the Company.

(13)	Does not include an option for 90,000 shares granted in May 2001, but subsequently exchanged in the Company’s Option Exchange Program.

(14)	Mr. Santo’s employment with the Company began in March 2001 and terminated in April 2002.

(15)	Does not include an option for 30,000 shares granted in May 2001, but subsequently exchanged in the Company’s Option Exchange Program.

Stock Option Grants And Exercises

      The Company grants options to its executive officers under the 2000 Plan and its Key Executives Stock Option Plan (the “Key Executives Plan”) and formerly granted options to its executive officers under its 1990 Incentive Stock Plan (the “1990 Plan” and, collectively with the 2000 Plan and Key Executives Plan, the “Plans”). As of May 15, 2002, options to purchase a total of 4,060,614 shares were outstanding under the Plans and options to purchase 1,544,964 shares remained available for grant thereunder.

      The following tables show for the fiscal year ended March 29, 2002 certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

Option Grants in Last Fiscal Year

	Individual Grants					Potential Realizable
						Value at Assumed
			% of Total			Annual Rates of
	Number of		Options			Stock Price
	Securities		Granted to			Appreciation for
	Underlying		Employees	Exercise		Option Term(3)
	Options		in Fiscal	Price
Name	Granted(#)		Year(1)	($/Share)(2)	Expiration Date	5% ($)	10% ($)

Chris L. Branscum	475,000	(4)	12.4%	$0.29	June 30, 2003	10,459	21,171
Timothy A. Marcotte	40,000	(5)	1.0%	$0.99	May 8, 2011	24,904	63,112
	370,000	(4)	9.6%	$0.29	June 30, 2003	8,147	16,491
Joel J. Spina	40,000	(5)	1.0%	$0.99	May 8, 2011	24,904	63,112
	140,000	(4)	3.6%	$0.29	June 30, 2003	3,083	6,240
Richard R. Conlon	10,000	(6)	0.3%	$0.38	Dec. 12, 2011	2,390	6,056
John L. Soliday	90,000	(5)	2.4%	$0.99	May 8, 2011	56,035	142,002
	220,000	(4)	5.7%	$0.29	June 30, 2003	4,844	9,805
Danny C. Santo	30,000	(5)	0.8%	$0.99	May 8, 2011	18,678	47,334
	130,000	(4)(7)	3.4%	$0.29	June 30, 2003	2,863	5,794

(1)	Based on options to purchase an aggregate of 3,837,128 shares granted to employees (including employee directors) during the fiscal year ended March 29, 2002. The foregoing total excludes options granted to consultants and non-employee directors.

(2)	The exercise price per share of each option was equal to the fair market value of the Company’s common stock on the date of grant.

(3)	In accordance with the rules of the SEC, the potential realizable value over the term of the option, i.e., the period from the grant date to the expiration date, is based on assumed annual rates of share price appreciation of 5% and 10%, compounded annually. These amounts do not represent the Company’s estimate of future price. Actual gains, if any, on option exercises will depend on the future performance of the Company’s common stock.

(4)	These options were granted on December 28, 2001 under the 2000 Plan pursuant to the Option Exchange Program. The options become exercisable in twelve equal monthly installments beginning on January 28, 2002. Each such option terminates on the expiration date, subject to earlier termination upon the occurrence of events related to termination of employment. The options will fully vest upon a corporate transaction, as defined in the 2000 Plan, unless the acquiring company assumes the options or substitutes similar options. Notwithstanding the foregoing, the stock options granted to Messrs. Branscum, Marcotte, Spina and Soliday will become fully vested in certain circumstances pursuant to change in control agreements as more fully described in the section entitled “Employment, Severance and Change of Control Agreements.”

(5)	These options were cancelled on December 28, 2001 pursuant to the Option Exchange Program. These options were granted under the 2000 Plan 10 years before their respective expiration dates referenced and were to terminate on the expiration date, subject to earlier termination upon the occurrence of events related to termination of employment. Twenty-five percent of the shares subject to each option were to vest one year after the date of grant and the balance were to vest ratably over the following 36 months. Each such option was immediately exercisable to the extent permitted under applicable regulations of the Internal Revenue Service and any unvested shares issued pursuant to early exercise provisions would have been subject to a repurchase option in favor of the Company at the original exercise price upon termination of employment. The options would have fully vested upon a corporate transaction, as defined in the 2000 Plan, unless the acquiring company assumed the options or substituted similar options. Notwithstanding the foregoing, the stock options granted to Mr. Marcotte would have become fully vested in certain circumstances pursuant to a change in control agreement as more fully described in the section entitled “Employment, Severance and Change of Control Agreements.”

(6)	Mr. Conlon’s employment with the Company terminated on October 12, 2001. All stock options held by Mr. Conlon as of this termination date (both vested and unvested) were cancelled as of such date. A new option for 10,000 shares was granted on December 12, 2001 under the 2000 Plan in connection with consulting services that Mr. Conlon provided pursuant to a consulting agreement with the Company, dated October 15, 2001. These shares vested ratably over three months and were fully vested on March 12, 2002. Mr. Conlon ceased providing consulting services to the Company on February 28, 2002, but his option continued to vest through March 12, 2002 and expired unexercised on June 12, 2002.

(7)	Mr. Santo’s employment with the Company terminated in March 2002. As of Mr. Santo’s termination date, 32,500 shares were vested, and Mr. Santo has 90 days from his termination date to exercise this option as to these vested shares. All options held by Mr. Santo on his termination date which had not vested were immediately terminated.

Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year-End Option Values

			Number of
	Shares		Securities Underlying		Value of Unexercised
	Acquired		Unexercised Options at		In-the-Money Options
	on	Value	March 29, 2002(#)(1)		at March 29, 2002($)(2)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Chris L. Branscum	—	—	118,750	356,250	—	—
Timothy A. Marcotte	—	—	92,500	277,500	—	—
Joel J. Spina	—	—	185,000	105,000	—	—
Richard R. Conlon(3)	—	—	10,000	—	—	—
John L. Soliday	—	—	55,000	165,000	—	—
Danny C. Santo(4)	—	—	32,500	97,500	—	—

(1)	As of March 29, 2002, all options held by the Named Executive Officers were “out-of-the-money.” “Out-of-the-money” options are options with exercise prices at or above the market price of the Company’s common stock at March 28, 2002.

(2)	Based upon a fair market value of $0.23 per share, which was the closing price of the Company’s common stock on the Nasdaq National Market on March 28, 2002, less the exercise price per share of the options.

(3)	Mr. Conlon’s employment with the Company terminated on October 12, 2001. All stock options held by Mr. Conlon as of this termination date (both vested and unvested) were cancelled as of such date. A new option for 10,000 shares was granted on December 12, 2001 under the 2000 Plan in connection with consulting services that Mr. Conlon provided pursuant to a consulting agreement with the Company, dated October 15, 2001. These shares vested ratably over three months and were fully vested on March 12, 2002. Mr. Conlon ceased providing consulting services to the Company on February 28, 2002, but his option continued to vest through March 12, 2002 and expired unexercised on June 12, 2002.

(4)	Mr. Santo’s employment with the Company terminated in March 2002. As of Mr. Santo’s termination date, 32,500 shares were vested, and Mr. Santo has 90 days from his termination date to exercise this option as to these vested shares. All options held by Mr. Santo on his termination date which had not vested were immediately terminated.

Employment, Severance and Change of Control Agreements

      In November 1999, the Company entered into a change of control agreement with Mr. Marcotte. Under the terms of this agreement, in the event of an acquisition of the Company or similar corporate event, Mr. Marcotte’s stock options will become fully vested. Furthermore, if Mr. Marcotte’s employment with the Company is involuntarily terminated without just cause within one year after a change of control of the Company, he will be entitled to six months of severance pay and employee benefits. In addition, Mr. Marcotte’s options will be exercisable for a period of nine months from the date of termination.

      In April 2001, the Company advanced Mr. Spina $60,000 on sales commissions and bonuses to be earned in the future. This $60,000 advancement was earned in May 2002 and will be recorded as a bonus paid to Mr. Spina in the fiscal year ending March 28, 2003.

      On October 12, 2001, Mr. Conlon’s employment with the Company terminated. On October 15, 2001, the Company entered into a consulting agreement with Seascape Services, Inc. (“Seascape”), a company where Mr. Conlon serves as president. Pursuant to this consulting agreement, Seascape provided certain consulting services from October 15, 2001 through February 28, 2002 in consideration for the following: (i) $13,333.34 per month; (ii) Company-paid COBRA benefits for Mr. Conlon through the term of the consulting agreement; (iii) reimbursement of outside services, direct charges, and travel and subsistence; and (iv) Company-paid commission on revenue recognized on certain accounts in the amount of 0.65% of revenue recognized through January 15, 2002 and 0.45% of revenue recognized from January 16, 2002 through February 28, 2002. All stock options held by Mr. Conlon as of his termination date (both vested and unvested) were cancelled as of such date. A new option for 10,000 shares was granted to Mr. Conlon on December 12, 2001 under the 2000 Plan in connection with Mr. Conlon’s consulting services. These shares vested ratably over three months and were fully vested on March 12, 2002. Mr. Conlon ceased providing consulting services to the Company on February 28, 2002, but his option continued to vest through March 12, 2002 and expired unexercised on June 12, 2002.

      In May 2002, the Company entered into a change of control agreement with Mr. Branscum. Under the terms of this agreement, in the event of an acquisition of the Company or similar corporate event, Mr. Branscum’s stock options will become fully vested. Furthermore, in the event that the Company terminates Mr. Branscum’s employment without cause or if Mr. Branscum terminates his employment for good reason at any time within five years after the effective date of the agreement and within 12 months after an acquisition of the Company or similar corporate event, then he will receive from the Company his full-time base salary and other benefits for six months after such termination and his options will become exercisable for a period of 270 days after such termination.

      In May 2002, the Company entered into a change of control agreement with each of Messrs. Spina and Soliday. Under the terms of each agreement, in the event that the Company terminates the employee’s employment without cause or if the employee terminates his employment for good reason at any time within five years after the effective date of the agreement and within 12 months after an acquisition of the Company or similar corporate event, then all of such employee’s options will become fully vested and will become exercisable for a period of 270 days after such termination, and he will receive from the Company his full-time base salary and other benefits for six months after such termination.

      In June 2002, the Company entered into a retention agreement with Mr. Branscum, pursuant to which Mr. Branscum is eligible to earn cash payments, as follows: On each of June 1, July 1, August 1, and September 1, 2002 (each a “Retention Date” and, collectively, the “Retention Dates”), Mr. Branscum will earn a retention payment, each in the amount of $28,125, subject to standard payroll deductions and withholdings (each a “Branscum Retention Payment” and, collectively, the “Branscum Retention Payments”), subject to the terms of the agreement. Mr. Branscum’s right to receive the Branscum Retention Payments terminates on the earliest of: (i) a sale as a going concern of substantially all of the Company’s assets and/or stock, or a merger (“Sale”); (ii) a debt or equity financing of the Company that is not part of a

Sale (“Financing”); or (iii) September 1, 2002 (the “Termination Date”). In the event of a Sale or Financing, Mr. Branscum’s right to receive the Branscum Retention Payments shall terminate and he will not earn any Branscum Retention Payment(s) corresponding to any later Retention Date. In addition, in the event the Company terminates Mr. Branscum’s employment without cause, Mr. Branscum is entitled to six months of his base salary less the aggregate Branscum Retention Payment(s) paid to him as of his termination date (the “Branscum Severance”). Mr. Branscum’s right to receive the Branscum Severance shall survive the Termination Date by four weeks. If Mr. Branscum voluntarily terminates his employment or the Company terminates his employment with cause, Mr. Branscum shall not be entitled to Branscum Severance and will not earn any Branscum Retention Payment(s) corresponding to any later Retention Date.

      In June 2002, the Company entered into a retention agreement with Mr. Marcotte, pursuant to which Mr. Marcotte is eligible to earn cash payments, as follows: On each Retention Date (as defined above), Mr. Marcotte will earn a retention payment, each in the amount of $26,250, subject to standard payroll deductions and withholdings (each a “Marcotte Retention Payment” and, collectively, the “Marcotte Retention Payments”), subject to the terms of the agreement. Mr. Marcotte’s right to receive the Marcotte Retention Payments terminates on the Termination Date (as defined above). In the event of a Sale (as defined above) or Financing (as defined above), Mr. Marcotte’s right to receive the Marcotte Retention Payments shall terminate and he will not earn any Marcotte Retention Payment(s) corresponding to any later Retention Date. In addition, in the event the Company terminates Mr. Marcotte’s employment without cause, Mr. Marcotte is entitled to six months of his base salary less the aggregate Marcotte Retention Payment(s) paid to him as of his termination date (the “Marcotte Severance”). Mr. Marcotte’s right to receive the Marcotte Severance shall survive the Termination Date by four weeks. If Mr. Marcotte voluntarily terminates his employment or the Company terminates his employment with cause, Mr. Marcotte shall not be entitled to Marcotte Severance and will not earn any Marcotte Retention Payment(s) corresponding to any later Retention Date.

      In June 2002, the Company entered into a retention agreement with Mr. Soliday, pursuant to which Mr. Soliday is eligible to earn cash payments, as follows: On each Retention Date (as defined above), Mr. Soliday will earn a retention payment, each in the amount of $21,250, subject to standard payroll deductions and withholdings (each a “Soliday Retention Payment” and, collectively, the “Soliday Retention Payments”), subject to the terms of the agreement. Mr. Soliday’s right to receive the Soliday Retention Payments terminates on the Termination Date (as defined above). In the event of a Sale (as defined above) or Financing (as defined above), Mr. Soliday’s right to receive the Soliday Retention Payments shall terminate and he will not earn any Soliday Retention Payment(s) corresponding to any later Retention Date. In addition, in the event the Company terminates Mr. Soliday’s employment without cause, Mr. Soliday is entitled to six months of his base salary less the aggregate Soliday Retention Payment(s) paid to him as of his termination date (the “Soliday Severance”). Mr. Soliday’s right to receive the Soliday Severance shall survive the Termination Date by four weeks. If Mr. Soliday voluntarily terminates his employment or the Company terminates his employment with cause, Mr. Soliday shall not be entitled to Soliday Severance and will not earn any Soliday Retention Payment(s) corresponding to any later Retention Date.

      In June 2002, the Company entered into a retention agreement with Mr. Spina, pursuant to which Mr. Spina is eligible to earn cash payments, as follows: On each Retention Date (as defined above), Mr. Spina will earn a retention payment, each in the amount of $20,625, subject to standard payroll deductions and withholdings (each a “Spina Retention Payment” and, collectively, the “Spina Retention Payments”), subject to the terms of the agreement. Mr. Spina’s right to receive the Spina Retention Payments terminates on the Termination Date (as defined above). In the event of a Sale (as defined above) or Financing (as defined above), Mr. Spina’s right to receive the Spina Retention Payments shall terminate and he will not earn any Spina Retention Payment(s) corresponding to any later Retention Date. In addition, in the event the Company terminates Mr. Spina’s employment without cause, Mr. Spina is entitled to six months of his base salary less the aggregate Spina Retention Payment(s) paid to him as of his termination date (the “Spina Severance”). Mr. Spina’s right to receive the Spina Severance shall survive the Termination Date by four weeks. If Mr. Spina voluntarily terminates his employment or the Company terminates his employment with cause, Mr. Spina shall not be entitled to Spina Severance and will not earn any Spina Retention Payment(s) corresponding to any later Retention Date.

Report of the Compensation Committee of the Board of Directors on Executive Compensation1

      The Compensation Committee is responsible for establishing the base salary and incentive programs for the Company’s executive officers and other key employees and administering certain other compensation programs for such individuals. The Compensation Committee is composed of three non-employee Board members: Messrs. Grey, LaForge and Piol.

     General Compensation Policy

      The Compensation Committee acts on behalf of the Board to establish the Company’s general compensation policy for all of its employees. The Compensation Committee typically reviews and establishes base salary levels and other incentive compensation for the Company’s Chief Executive Officer (the “CEO”) and other executive officers.

      The Compensation Committee’s compensation philosophy for executive officers, including the CEO, is to relate compensation directly to corporate performance, while providing a total compensation package that is competitive and enables the Company to attract, motivate, reward and retain key executives. Each executive officer’s compensation package is composed of the following two elements:

•	base salary that is designed primarily to be competitive with base salary levels in effect at high technology companies in the San Francisco Bay area that are of comparable size to the Company; and

•	long-term equity incentives to strengthen the mutuality of interests between the Company’s executive officers and its stockholders.

      In addition, executives with direct responsibility for sales receive variable incentive cash compensation in the form of commissions and bonus based on performance.

      The Compensation Committee determines base salaries, incentive compensation and stock option grants of the executive officers based in part on its review of independent surveys of prevailing compensation practices among high-technology companies. To this end, the committee attempts to compare the compensation of the Company’s executive officers with comparable survey positions and the compensation practices of comparable companies to determine base salary and target total cash compensation. To provide the Compensation Committee with more information for making compensation comparisons, the Company surveys a broader group of high-technology companies than those companies included in the Nasdaq Telecommunications Index used in the performance measurement comparison graph below.

      The Compensation Committee reviews this competitive market information with the CEO for each executive-level position and within the Compensation Committee as to the CEO. In addition, the Compensation Committee reviews each executive officer’s performance for the preceding year and objectives for the following year, together with the executive officer’s responsibility level and the Company’s fiscal performance compared to objectives for the preceding year and the Company’s performance targets for the following year. The relative weight given to these factors varies with each individual at the discretion of the Compensation Committee. Based upon such reviews, the executive officers’ salaries and option grants are set in the mid-range as compared to other high-technology companies.

     Fiscal 2002 Executive Compensation

      Base Compensation. Salaries for executive officers for the fiscal year ended March 29, 2002 were generally determined on an individual basis by subjectively evaluating each executive’s scope of responsibility,

[1]	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

performance, prior experience and salary history and the Company’s performance, as well as surveying the salaries for similar positions at comparable companies.

      Incentive Compensation. In April 2001 the Company advanced Mr. Spina $60,000 on sales commissions and bonuses to be earned in the future. This $60,000 advancement was earned in May 2002 and will be recorded as a bonus paid to Mr. Spina in the fiscal year ending March 28, 2003. In addition, Messrs. Spina and Conlon earned $42,789 and $67,196, respectively, in commissions during fiscal year 2002.

      Stock Options. Stock options are an essential element of the Company’s executive compensation package. The Compensation Committee believes that equity-based compensation in the form of stock options links the interests of management and stockholders by focusing employees and management on increasing stockholder value. Stock options have value for the executive only if the price of the Company’s common stock increases above the fair market value on the grant date and the executive remains in the Company’s employ for the period required for the options to vest. Substantially all of the Company’s full-time employees are granted employee stock options.

      In fiscal year 2002, the Compensation Committee granted stock options to executive officers to aid in the retention of executive officers and to align their interests with those of the stockholders. Stock options typically have been granted to executive officers when the executive first joins the Company, and in connection with a significant change in responsibilities. The Compensation Committee may, however, recommend additional stock options to executives for other reasons. The number of shares subject to each stock option granted is within the discretion of the Compensation Committee and is based on anticipated future contribution and ability to impact corporate results, past performance or consistency within the executive’s peer group, as well as the number of unvested options or shares held by the executive officer. In the discretion of the Compensation Committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with the Company and to strive to increase the value of the Company’s common stock. The stock options generally become exercisable over a four-year period and are granted at a price that is equal to the fair market value of the Company’s common stock on the date of grant.

      However, many of the stock options granted to executive officers in fiscal year 2002 and previous years had exercise prices that were significantly higher than the then-current market price of the Company’s common stock. Accordingly, these options no longer provided the intended long-term incentive, and the Compensation Committee determined it was appropriate to offer an exchange program.

      In November 2001, the Company instituted an option exchange program whereby eligible employees were given the option to cancel certain previously granted options with exercise prices greater than $0.30 per share and to grant replacement stock options (“Replacement Options”) under the 2000 Plan with an exercise price equal to the quoted market price of the Company’s common stock at December 27, 2001, one day before the expiration of the offer (the “Option Exchange Program”). On December 28, 2001, the Company granted Replacement Options at $0.29 per share to eligible employees who accepted the offer in a one-for-one exchange for such cancelled stock options. Each Replacement Option will vest monthly over one year following the date of grant and will expire 18 months after the date of grant.

      Pursuant to the Option Exchange Program, on December 28, 2001, the Company granted options to purchase 475,000 shares, 370,000 shares, 140,000 shares and 220,000 shares of common stock to Messrs. Branscum, Marcotte, Spina and Soliday, respectively, at an exercise price of $0.29 per share. The fair market value of such common stock on the date of grant was $0.29 per share (based on the closing price of the Company’s common stock reported on the Nasdaq National Market on last trading day prior to the date of grant). The options become exercisable in twelve equal monthly installments beginning on January 28, 2002.

     CEO Compensation

      The Compensation Committee has reviewed and intends to continue to review annually the performance and compensation of the CEO, Chris L. Branscum, according to the criteria and procedures described above. The CEO is not present during the discussion of his compensation.

      CEO’s Base Salary. Using the criteria and procedures above, the Compensation Committee set Mr. Branscum’s base salary for the fiscal year ended March 29, 2002 at $225,000. Mr. Branscum’s salary for the fiscal year ending March 28, 2003 has also been set at $225,000.

      CEO’s Stock Options. As described above, on December 28, 2001, the Company granted Mr. Branscum an option to purchase 475,000 shares of the Company’s common stock pursuant to the Option Exchange Program. The fair market value of such common stock on the date of grant was $0.29 per share (based on the closing price of the Company’s common stock reported on the Nasdaq National Market on last trading day prior to the date of grant). The option becomes exercisable in twelve equal monthly installments beginning on January 28, 2002.

      On April 15, 2002, the Compensation Committee granted an option to purchase 150,000 shares of common stock to Mr. Branscum under the Key Executives Plan at an exercise price of $0.19 per share, which represented the fair market value of such common stock on the date of grant. Twenty-five percent of these shares vest one year after the date of grant and 1/48th of these shares vest monthly thereafter. This option is immediately exercisable to the extent permitted under applicable regulations of the Internal Revenue Service and any unvested shares issued pursuant to early exercise provisions are subject to a repurchase option in favor of the Company at the original exercise price upon termination of Mr. Branscum’s services to the Company, with certain exceptions more fully described above in the section entitled “Employment, Severance and Change of Control Agreements.” This grant was intended to maintain the overall competitiveness of Mr. Branscum’s compensation and to maintain the strength of alignment of his interests with those of the Company’s stockholders.

      The Compensation Committee intends to continue to monitor Mr. Branscum’s compensation levels in light of his performance and the compensation levels of executives at comparable companies.

     Compliance with Section 162(m) of the Internal Revenue Code

      Section 162(m) of the Internal Revenue Code (the “Code”) limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Code.

      The statute containing this law and the applicable proposed Treasury regulations offer a number of transitional exceptions to this deduction limit for pre-existing compensation plans, arrangements and binding contracts. As a result, the Compensation Committee believes that at the present time it is quite unlikely that the compensation paid to any Named Executive Officer in a taxable year which is subject to the deduction limit will exceed $1 million. Therefore, the Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to its Named Executive Officers shall be designed to qualify as “performance-based compensation.” The Compensation Committee intends to continue to evaluate the effects of the statute and any final Treasury regulations and to comply with Code Section 162(m) in the future to the extent consistent with the best interests of the Company.

Compensation Committee

Richard G. Grey
Perry M. LaForge
Alessandro A. Piol

Option Repricing Information

      The following table shows certain information concerning the repricing of options received by the Named Executive Officers during the last ten years.

Ten Year Option Repricings

		Number of	Market
		Securities	Price of	Exercise
		Underlying	Stock at	Price at		Length of Original
		Options	Time of	Time of	New	Option Term
		Repriced or	Repricing or	Repricing or	Exercise	Remaining at
		Amended	Amendment	Amendment	Price	Date of Repricing
Name	Date	(#)(1)	($)	($)	($)	or Amendment

Chris L. Branscum	Dec. 28, 2001	25,000	$0.29	$9.00	$0.29	8 years and 7 months
President & Chief Executive Officer	Dec. 28, 2001	450,000	$0.29	$1.25	$0.29	9 years and 3 months
Timothy A. Marcotte	Dec. 28, 2001	180,000	$0.29	$3.00	$0.29	7 years and 10 months
Executive Vice President,	Dec. 28, 2001	50,000	$0.29	$9.00	$0.29	8 years and 7 months
Chief Operating Officer	Dec. 28, 2001	100,000	$0.29	$2.25	$0.29	8 years and 11 months
and Chief Financial Officer	Dec. 28, 2001	40,000	$0.29	$0.99	$0.29	9 years and 4 months
Joel J. Spina	Dec. 28, 2001	40,000	$0.29	$12.00	$0.29	8 years
Vice President,	Dec. 28, 2001	10,000	$0.29	$6.80	$0.29	8 years and 6 months
Marketing & Business	Dec. 28, 2001	50,000	$0.29	$2.25	$0.29	8 years and 11 months
Development	Dec. 28, 2001	40,000	$0.29	$0.99	$0.29	9 years and 4 months
John L. Soliday	Dec. 28, 2001	100,000	$0.29	$2.00	$0.29	6 years and 8 months
Vice President,	Dec. 28, 2001	30,000	$0.29	$2.25	$0.29	8 years and 11 months
Engineering	Dec. 28, 2001	90,000	$0.29	$0.99	$0.29	9 years and 4 months
Danny C. Santo(2)	Dec. 28, 2001	100,000	$0.29	$1.25	$0.29	9 years and 3 months
Vice President, Operations	Dec. 28, 2001	30,000	$0.29	$0.99	$0.29	9 years and 4 months

(1)	In November 2001, the Company extended an offer to its eligible employees and directors to cancel stock options with exercise prices greater than $0.30 per share and to grant replacement stock options under the 2000 Plan with an exercise price equal to the quoted market price of the Company’s common stock at December 27, 2001, one day before the expiration of the offer. On December 28, 2001, the Company granted replacement options to purchase an aggregate of 3,143,628 shares of its common stock at $0.29 per share to eligible employees and directors who accepted the offer in a one-for-one exchange for such cancelled stock options. Each replacement option will vest monthly over one year following the date of grant and will expire 18 months after the date of grant. The Company will account for all such replacement options, as well as eligible options to purchase an aggregate of 69,770 shares of common stock which were not exchanged, under the variable accounting method and will revalue these stock options at the end of each reporting period until the options are exercised, forfeited, or expire unexercised; the resulting charge will be recorded as compensation expense. The higher the market value of the Company’s common stock, the greater the compensation expense will be. To date the Company has not recognized any compensation expense in relation to this stock option exchange.

(2)	Mr. Santo’s employment with the Company terminated in March 2002. Mr. Santo had 32,500 shares fully vested, and has 90 days from his termination date to exercise these options. All options held by Mr. Santo on his termination date which had not vested were immediately terminated.

Compensation Committee Interlocks and Insider Participation

      During the fiscal year ended March 29, 2002, the members of the Company’s Compensation Committee were Messrs. Grey, LaForge and Piol. None of these members of the Company’s Compensation Committee is currently or has been at any time one of the Company’s officers or employees.

Performance Measurement Comparison1

      The following graph shows the total stockholder return of an investment of $100 in cash on August 9, 2000 (the date public trading commenced in the Company’s common stock) for (i) the Company’s common stock (at the initial public offering price of $9.00), (ii) the Nasdaq Composite Index (“Nasdaq Composite”) and (iii) the Nasdaq Telecommunications Index (“Nasdaq Telecom”). All values assume reinvestment of the full amount of all dividends.

GRAPH OF STOCKHOLDER RETURN

	Repeater Technologies, Inc.	Nasdaq Composite	Nasdaq Telecom

09-Aug-00	100.00	100.00	100.00
30-Mar-01	6.00	48.00	41.00
29-Mar-02	1.00	48.00	22.00

[1]	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of the end of March 29, 2002.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
		Weighted-average	Issuance Under Equity
	Number of Securities to be	Exercise Price of	Compensation Plans
	Issued Upon Exercise of	Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants	Reflected in
Plan Category	Warrants and Rights (a)	and Rights (b)	Column (a))(c)(1)

Equity compensation plans approved by security holders	3,054,824	$0.38	2,550,854
Equity compensation plans not approved by security holders	—	—	—
Total	3,054,824	$0.38	2,550,854

(1)	Each year on January 1, starting January 1, 2001, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Plan is automatically increased by the lesser of 1,000,000 shares or 4% of the total number of shares of common stock outstanding on that date (or a lesser amount as determined by the Board for each year).

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the ownership of the Company’s common stock as of May 15, 2002 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Unless otherwise indicated, the address for each listed beneficial owner is c/o Repeater Technologies, Inc., 1150 Morse Avenue, Sunnyvale, California 94089.

	Beneficial Ownership(1)

	Number of	Percent of
Beneficial Owner	Shares	Total

Entities Affiliated with Oak Investment Partners(2)	3,173,523	13.3%
One Gorham Island Westport, CT 06880

Entities Affiliated with Nazem & Company(3)	2,185,821	9.1
645 Madison Avenue New York, NY 10022

Alessandro A. Piol(4)	2,177,660	9.1

Entities Affiliated with INVESCO Private Capital(5)	2,164,660	9.0
1166 Avenue of the Americas New York, NY 10036

Trans Capital SDN BHD (6)	1,711,949	7.2
20, Lorong Jelawat 2 Seberang Jaya, 13700 Penang, Malaysia
Chris L. Branscum(7)	1,289,957	5.3
John E. Bosch(8)	925,931	3.8

	Beneficial Ownership(1)

	Number of	Percent of
Beneficial Owner	Shares	Total

Richard G. Grey(9)	485,802	2.0
Timothy A. Marcotte(10)	335,508	1.4
Joel J. Spina(11)	330,300	1.4
John L. Soliday(12)	236,502	1.0
Perry M. LaForge(13)	60,500	*
Danny C. Santo(14)	32,500	*
Richard R. Conlon(15)	10,000	*
All executive officers and directors as a group (10 persons)(16)	5,842,160	23.0

*	Less than one percent.

(1)	This table is based in part upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of May 15, 2002 are deemed to be outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 23,885,797 shares outstanding on May 15, 2002, adjusted as required by rules promulgated by the SEC.

(2)	Consists of 3,052,313 shares held by Oak Investment Partners VI, L.P. (“Oak Investment Partners VI”), 48,860 shares which Oak Investment Partners VI has the right to acquire within 60 days after May 15, 2002 pursuant to an outstanding warrant, 71,210 shares held by Oak VI Affiliates Fund, L.P. (“Oak VI Affiliates”) and 1,140 shares which Oak VI Affiliates has the right to acquire within 60 days after May 15, 2002 pursuant to an outstanding warrant. Oak Investment Partners VI and Oak VI Affiliates are members of a “group” for purposes of Section 13(d) of the 1934 Act.

(3)	Consists of 1,605,445 shares held by Nazem & Company IV, L.P. (“Nazem”), 12,500 shares which Nazem has the right to acquire within 60 days after May 15, 2002 pursuant to an outstanding warrant, and 567,876 shares held by Transatlantic Venture Partners C.V., which is managed by Nazem & Company and Banexi Corp.

(4)	Consists of 13,000 shares which Mr. Piol has the right to acquire within 60 days after May 15, 2002 pursuant to an outstanding option, 1,310,952 shares held by Citiventure 96 Partnership, L.P. (“Citiventure 96”), 37,500 shares which Citiventure 96 has the right to acquire within 60 days after May 15, 2002 pursuant to an outstanding warrant, 499,657 shares held by Chancellor Private Capital Offshore Partners II, L.P. (“Chancellor II”), 277,371 shares held by Chancellor Private Capital Partners III, L.P. (“Chancellor III”), and 39,180 shares held by Chancellor Private Capital Offshore Partners I, C.V. (“Chancellor I”). Mr. Piol, a director of the Company, is Managing Director of (a) INVESCO Private Capital Investments, Inc., which is the general partner of (i) Chancellor KME IV Partner, L.P., the general partner of Chancellor I, (ii) CPCO Associates, L.P., the general partner of Chancellor II, and (iii) CPCP Associates, L.P., the general partner of Chancellor III; and (b) INVESCO Private Capital, Inc., which is an investment advisor to Citiventure 96, and as such may be deemed to share voting and investment power over the shares held by these entities and therefore may be deemed a beneficial owner of such shares. Mr. Piol disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(5)	Consists of 1,310,952 shares held by Citiventure 96, 37,500 shares which Citiventure 96 has the right to acquire within 60 days after May 15, 2002 pursuant to an outstanding warrant, 499,657 shares held by Chancellor II, 277,371 shares held by Chancellor III, and 39,180 shares held by Chancellor I.

(6)	Based on information supplied in connection with the proxy statement for the Company’s annual meeting of stockholders in 2001, in the absence of any updated information filed by Trans Capital with the SEC or supplied to the Company in response to the Company’s requests.

(7)	Includes 871,807 shares held by Hallador Venture Fund II, L.P. (“Hallador II”) and 387,500 shares which Mr. Branscum has the right to acquire within 60 days after May 15, 2002 pursuant to outstanding options. Mr. Branscum, a director of the Company, is a general partner of Hallador Venture Partners, LLC, which is the manager of Hallador II, and as such may be deemed to share voting and investment power over the shares held by these funds and therefore may be deemed a beneficial owner of such shares. Mr. Branscum disclaims beneficial ownership of the shares held by Hallador II, except to the extent of his pecuniary interest therein.

(8)	Consists of 669,407 shares held by Bay Partners IV, 56,024 shares held by California BPIV, L.P. and 200,500 shares which Mr. Bosch has the right to acquire within 60 days after May 15, 2002 pursuant to outstanding options. Mr. Bosch, a director of the Company, is a general partner of Bay Partners, which is a general partner of Bay Partners IV and California BPIV, L.P., and as such may be deemed to share voting and investment power over the shares held by these funds and therefore may be deemed a beneficial owner of such shares. Mr. Bosch disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(9)	Consists of 88,044 shares held by HMS Capital Partners (“HMS Capital”), 351,414 shares held by HMS Capital Partners (Annex) (“HMS (Annex)”), 20,844 shares held by HMS (Overseas) Partners (“HMS (Overseas)”) and 25,500 shares which Mr. Grey has the right to acquire within 60 days after May 15, 2002 pursuant to outstanding options. Mr. Grey, a director of the Company, is a general partner of HMS Management, which is a general partner of HMS Capital, HMS (Annex) and HMS (Overseas), and as such may be deemed to share voting and investment power over the shares held by these funds and therefore may be deemed a beneficial owner of such shares. Mr. Grey disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(10)	Includes 335,000 shares which Mr. Marcotte has the right to acquire within 60 days after May 15, 2002 pursuant to outstanding options, but does not include 200 shares held by Mr. Marcotte’s brother, as to which shares Mr. Marcotte disclaims beneficial ownership.

(11)	Includes 255,000 shares which Mr. Spina has the right to acquire within 60 days after May 15, 2002 pursuant to outstanding options, but does not include 1,540 shares held by adult children of Mr. Spina who share Mr. Spina’s home, as to which shares Mr. Spina disclaims beneficial ownership.

(12)	Includes 235,000 shares which Mr. Soliday has the right to acquire within 60 days after May 15, 2002 pursuant to outstanding options and 751 shares held by a trust for the minor daughter of Mr. Soliday.

(13)	Consists of 15,000 shares held by a family trust of which Mr. LaForge is sole trustee, which shares Mr. LaForge, acting alone, has the power to vote and dispose of, and 45,500 shares which Mr. LaForge has the right to acquire within 60 days after May 15, 2002 pursuant to outstanding options.

(14)	Consists of 32,500 shares which Mr. Santo has the right to acquire within 60 days after May 15, 2002 pursuant to an outstanding option. Mr. Santo’s employment with the Company terminated in April 2002.

(15)	Consists of 10,000 shares which Mr. Conlon has the right to acquire within 60 days after May 15, 2002 pursuant to an outstanding option. Mr. Conlon’s employment with the Company terminated in October 2001.

(16)	Includes 1,497,000 shares which the Company’s executive officers and directors have the right to acquire within 60 days after May 15, 2002 pursuant to outstanding options, 4,184,700 shares held by affiliates of the Company’s directors, 37,500 shares which such affiliates have the right to acquire within 60 days after May 15, 2002 pursuant to outstanding warrants, 15,000 shares held by a family trust of which Mr. LaForge is trustee, and 751 shares held by a trust for the minor daughter of Mr. Soliday.

Item 13.	Certain Relationships and Related Transactions

      The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.

      In January 2001, the Company advanced $100,000 in royalties to Matthew P. Fuerter, a former executive officer of the Company, in connection with a license agreement entered into with Mr. Fuerter in May 1998. No interest has been charged on this advance. The largest amount outstanding on this advance during the fiscal year ended May 29, 2002 was $89,800. As of May 15, 2002, the amount outstanding on this advance was $36,325. Mr. Fuerter does not make payments against this amount. The balance is decreased as a result of calculating royalties due Mr. Fuerter under the licensing agreement.

      The Company pays Mr. Bosch $6,250 per month for services performed for the Company as a member of the Executive Committee of the Board. During the fiscal year ended March 29, 2002, Mr. Bosch received $75,000.

      In April 2001, the Company advanced Mr. Spina $60,000 on sales commissions and bonuses to be earned in the future. This $60,000 advancement was earned in May 2002 and will be recorded as a bonus paid to Mr. Spina in the fiscal year ending March 28, 2003.

      On October 12, 2001, Mr. Conlon’s employment with the Company terminated. On October 15, 2001, the Company entered into a consulting agreement with Seascape Services, Inc. (“Seascape”), a company where Mr. Conlon serves as president. Pursuant to this consulting agreement, Seascape provided certain consulting services from October 15, 2001 through February 28, 2002 in consideration for the following: (i) $13,333.34 per month; (ii) Company-paid COBRA benefits for Mr. Conlon through the term of the consulting agreement; (iii) reimbursement of outside services, direct charges, and travel and subsistence; and (iv) Company-paid commission on revenue recognized on certain accounts in the amount of 0.65% of revenue recognized through January 15, 2002 and 0.45% of revenue recognized from January 16, 2002 through February 28, 2002. All stock options held by Mr. Conlon as of his termination date (both vested and unvested) were cancelled as of such date. A new option for 10,000 shares was granted to Mr. Conlon on December 12, 2001 under the 2000 Plan in connection with Mr. Conlon’s consulting services. These shares vested ratably over three months and were fully vested on March 12, 2002. Mr. Conlon ceased providing consulting services to the Company on February 28, 2002, but his option continued to vest through March 12, 2002 and expired unexercised on June 12, 2002.

      On October 12, 2001, the employment with the Company of Edward Johnson, an executive officer of the Company, terminated. On October 27, 2001, the Company entered into a consulting agreement with BanDao Associates, LLC (“BanDao”), a company where Mr. Johnson serves as president. Pursuant to this consulting agreement, BanDao provided certain consulting services through June 1, 2002 in consideration for (i) $14,583.34 per month from October 27, 2001 through March 1, 2002, and (ii) $1,600 per day for a minimum of 5 days per month from March 1, 2002 to June 1, 2002. In addition, the Company paid COBRA benefits for Mr. Johnson through the term of the consulting agreement. All stock options held by Mr. Johnson as of his termination date (both vested and unvested) were cancelled as of such date. A new option for 20,000 shares was granted to Mr. Johnson on December 12, 2001 under the 2000 Plan in connection with Mr. Johnson’s consulting services. These shares vested ratably over six months and were fully vested on June 12, 2002. Mr. Johnson ceased providing consulting services to the Company on June 1, 2002, but his option continued to vest through June 12, 2002.

      In May 2002, the Company entered into a change of control agreement with Mr. Bosch. Under the terms of this agreement, in the event of an acquisition of the Company or similar corporate event, Mr. Bosch’s stock options will become fully vested, provided that Mr. Bosch is a member of the Board on the date of such change of control.

      In May 2002, the Company entered into a change of control agreement with Mr. Branscum. Under the terms of this agreement, in the event of an acquisition of the Company or similar corporate event, Mr. Branscum’s stock options will become fully vested. Furthermore, in the event that the Company terminates Mr. Branscum’s employment without cause or if Mr. Branscum terminates his employment for good reason at any time within five years after the effective date of the agreement and within 12 months after an acquisition of the Company or similar corporate event, then he will receive from the Company his full-time base salary and other benefits for six months after such termination and his options will become exercisable for a period of 270 days after such termination.

      In May 2002, the Company entered into a change of control agreement with each of Messrs. Spina and Soliday. Under the terms of each agreement, in the event that the Company terminates the employee’s employment without cause or if the employee terminates his employment for good reason at any time within five years after the effective date of the agreement and within 12 months after an acquisition of the Company or similar corporate event, then all of such employee’s options will become fully vested and will become exercisable for a period of 270 days after such termination, and he will receive from the Company his full-time base salary and other benefits for six months after such termination.

      Mr. Branscum is a director and a member of the audit committee of the board of directors of SureWest Communications. During the years ended March 30, 2001 and March 29, 2002, the Company made sales to SureWest of $1,456,000 and $11,000, respectively.

      In June 2002, the Company entered into a retention agreement with Mr. Branscum, pursuant to which Mr. Branscum is eligible to earn cash payments, as follows: On each of June 1, July 1, August 1, and September 1, 2002 (each a “Retention Date” and, collectively, the “Retention Dates”), Mr. Branscum will earn a retention payment, each in the amount of $28,125, subject to standard payroll deductions and withholdings (each a “Branscum Retention Payment” and, collectively, the “Branscum Retention Payments”), subject to the terms of the agreement. Mr. Branscum’s right to receive the Branscum Retention Payments terminates on the earliest of: (i) a sale as a going concern of substantially all of the Company’s assets and/or stock, or a merger (“Sale”); (ii) a debt or equity financing of the Company that is not part of a Sale (“Financing”); or (iii) September 1, 2002 (the “Termination Date”). In the event of a Sale or Financing, Mr. Branscum’s right to receive the Branscum Retention Payments shall terminate and he will not earn any Branscum Retention Payment(s) corresponding to any later Retention Date. In addition, in the event the Company terminates Mr. Branscum’s employment without cause, Mr. Branscum is entitled to six months of his base salary less the aggregate Branscum Retention Payment(s) paid to him as of his termination date (the “Branscum Severance”). Mr. Branscum’s right to receive the Branscum Severance shall survive the Termination Date by four weeks. If Mr. Branscum voluntarily terminates his employment or the Company terminates his employment with cause, Mr. Branscum shall not be entitled to Branscum Severance and will not earn any Branscum Retention Payment(s) corresponding to any later Retention Date.

      In June 2002, the Company entered into a retention agreement with Mr. Marcotte, pursuant to which Mr. Marcotte is eligible to earn cash payments, as follows: On each Retention Date (as defined above), Mr. Marcotte will earn a retention payment, each in the amount of $26,250, subject to standard payroll deductions and withholdings (each a “Marcotte Retention Payment” and, collectively, the “Marcotte Retention Payments”), subject to the terms of the agreement. Mr. Marcotte’s right to receive the Marcotte Retention Payments terminates on the Termination Date (as defined above). In the event of a Sale (as defined above) or Financing (as defined above), Mr. Marcotte’s right to receive the Marcotte Retention Payments shall terminate and he will not earn any Marcotte Retention Payment(s) corresponding to any later Retention Date. In addition, in the event the Company terminates Mr. Marcotte’s employment without cause, Mr. Marcotte is entitled to six months of his base salary less the aggregate Marcotte Retention Payment(s) paid to him as of his termination date (the “Marcotte Severance”). Mr. Marcotte’s right to receive the Marcotte Severance shall survive the Termination Date by four weeks. If Mr. Marcotte voluntarily terminates his employment or the Company terminates his employment with cause, Mr. Marcotte shall not be entitled to Marcotte Severance and will not earn any Marcotte Retention Payment(s) corresponding to any later Retention Date.

      In June 2002, the Company entered into a retention agreement with Mr. Soliday, pursuant to which Mr. Soliday is eligible to earn cash payments, as follows: On each Retention Date (as defined above), Mr. Soliday will earn a retention payment, each in the amount of $21,250, subject to standard payroll deductions and withholdings (each a “Soliday Retention Payment” and, collectively, the “Soliday Retention Payments”), subject to the terms of the agreement. Mr. Soliday’s right to receive the Soliday Retention Payments terminates on the Termination Date (as defined above). In the event of a Sale (as defined above) or Financing (as defined above), Mr. Soliday’s right to receive the Soliday Retention Payments shall terminate and he will not earn any Soliday Retention Payment(s) corresponding to any later Retention Date. In addition, in the event the Company terminates Mr. Soliday’s employment without cause, Mr. Soliday is entitled to six months of his base salary less the aggregate Soliday Retention Payment(s) paid to him as of his termination date (the “Soliday Severance”). Mr. Soliday’s right to receive the Soliday Severance shall survive the Termination Date by four weeks. If Mr. Soliday voluntarily terminates his employment or the Company terminates his employment with cause, Mr. Soliday shall not be entitled to Soliday Severance and will not earn any Soliday Retention Payment(s) corresponding to any later Retention Date.

      In June 2002, the Company entered into a retention agreement with Mr. Spina, pursuant to which Mr. Spina is eligible to earn cash payments, as follows: On each Retention Date (as defined above), Mr. Spina will earn a retention payment, each in the amount of $20,625, subject to standard payroll deductions and withholdings (each a “Spina Retention Payment” and, collectively, the “Spina Retention Payments”), subject to the terms of the agreement. Mr. Spina’s right to receive the Spina Retention Payments terminates on the Termination Date (as defined above). In the event of a Sale (as defined above) or Financing (as defined above), Mr. Spina’s right to receive the Spina Retention Payments shall terminate and he will not earn any Spina Retention Payment(s) corresponding to any later Retention Date. In addition, in the event the Company terminates Mr. Spina’s employment without cause, Mr. Spina is entitled to six months of his base salary less the aggregate Spina Retention Payment(s) paid to him as of his termination date (the “Spina Severance”). Mr. Spina’s right to receive the Spina Severance shall survive the Termination Date by four weeks. If Mr. Spina voluntarily terminates his employment or the Company terminates his employment with cause, Mr. Spina shall not be entitled to Spina Severance and will not earn any Spina Retention Payment(s) corresponding to any later Retention Date.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1.     Financial Statements

      The Index to Consolidated Financial Statements is included in Item 8 on page F-1 of this report.

2.     Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions				Additions				Additions

			Charged				Charged				Charged
		Charged to	to/from			Charged to	to/from			Charged to	to/from
	Balance at	Costs and	Other	Deductions/	Balance at	Costs and	Other	Deductions/	Balance at	Costs and	Other	Deductions/	Balance at
Description	26-Mar-99	Expenses	Accounts	Writeoffs	31-Mar-00	Expenses	Accounts	Writeoffs	30-Mar-01	Expenses	Accounts	Writeoffs	29-Mar-02

(In thousands)
Provision for doubtful debts	(820)	(97)	—	661	(255)	(38)	—	—	(294)	(79)	—	201	(172)
Inventory allowance	(1,858)	(339)	14	604	(1,579)	(2,359)	—	160	(3,778)	(4,559)	142	1,739	(6,456)

3.     Exhibits

Exhibit
Number		Description of Document

3.1(	1)	Amended and Restated Certificate of Incorporation of the registrant.
3.3(	2)	Bylaws of the registrant, as currently in effect.
4.1(	2)	Specimen Common Stock Certificate.
4.2(	2)	Amended and Restated Preferred Stock Purchase Warrant, dated August 6, 1997, issued to Lighthouse Capital Partners II, L.P.
4.3(	2)	Warrant to Purchase Shares of Series DD Preferred Stock of Repeater Technologies, Inc., dated January 25, 1999, issued to Phoenix Leasing Incorporated.
4.4(	2)	Stock Subscription Warrant to Purchase Series DD Preferred Stock of Repeater Technologies, Inc., dated July 8, 1999, issued to TBCC Funding Trust II.
4.5(	2)	Seventh Amended and Restated Investors’ Rights Agreement, dated July 11, 2000.
4.6(	2)	Form of Warrant to Purchase Shares of Series EE Preferred Stock.
4.7(	3)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.8(	3)	Rights Agreement, dated as of August 9, 2001, between Repeater Technologies, Inc. and U.S. Stock Transfer Corporation, including Form of Right Certificate.
10.1(	2)*	Form of Indemnity Agreement between the registrant and its directors and executive officers.
10.2(	4)*	1990 Incentive Stock Plan and forms of offering documents.
10.3*		Key Executives Stock Option Plan and forms of offering documents.
10.4(	5)*	2000 Equity Incentive Plan and forms of offering documents.
10.5(	2)*	2000 Employee Stock Purchase Plan and form of offering document.
10.6(	2)	Lease, dated August 7, 1992, between Repeater Technologies, Inc. and The Sobrato 1979 Trust, as amended by the First Amendment to Lease, dated October 16, 1998, between Repeater Technologies, Inc. and Sobrato Interests II.
10.7(	2)*	Change of Control Agreement, dated November 3, 1999, between Repeater Technologies, Inc. and Timothy A. Marcotte.
10.8(	2)	License Agreement, dated May 12, 1998, between Repeater Technologies, Inc. and Matthew Fuerter.
10.10	(2)	Convertible Debenture and Warrant Purchase Agreement, dated July 11, 2000.
10.11	(4)	Loan and Security Agreement, dated as of July 8, 1999, by and between Repeater Technologies, Inc. and Transamerica Business Credit Corporation, as amended by Amendment to Loan Documents, dated as of October 10, 2001, by and between Repeater Technologies, Inc. and Transamerica Business Credit Corporation.
10.12		Settlement Agreement and Release, effective as of March 11, 2002, by and between Repeater Technologies, Inc. and Sanmina-SCI Corporation.
10.13	*	Change of Control Agreement, dated May 3, 2002, between Chris L. Branscum and Repeater Technologies, Inc.
10.14	*	Change of Control Agreement, dated May 3, 2002, between Joel J. Spina and Repeater Technologies, Inc.
10.15	*	Change of Control Agreement, dated May 3, 2002, between John L. Soliday and Repeater Technologies, Inc.
10.16	*	Change of Control Agreement, dated May 15, 2002, between John E. Bosch and Repeater Technologies, Inc.
10.17	*	Consulting Agreement for Non-Technical Services, dated as of October 15, 2001, between Repeater Technologies, Inc. and Seascape Services, Inc.

Exhibit
Number	Description of Document

10.18 *	Form of Retention Agreement between Repeater Technologies, Inc. and each of Chris L. Branscum, Timothy A. Marcotte, Joel J. Spina and John L. Soliday.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney (see signature pages).

(1)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the Commission on September 20, 2000.

(2)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Registration Statement on Form S-1, as amended (No. 333-31266), declared effective by the Commission on August 8, 2000.

(3)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001, filed with the Commission on August 13, 2001.

(4)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001, filed with the Commission on November 13, 2001.

(5)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2001, filed with the Commission on June 28, 2001.

*	Denotes a management contract or compensatory plan or arrangement.

      (b)     Reports on Form 8-K

              The registrant has not filed a report on Form 8-K during the quarter ended March 29, 2002.

      (c)     See Exhibits listed under Item 14(a)(3).

      (d)     Not applicable.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on June 27, 2002.

REPEATER TECHNOLOGIES, INC.

By:	/s/ CHRIS L. BRANSCUM

Chris L. Branscum
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ TIMOTHY A. MARCOTTE

Timothy A. Marcotte
Executive Vice President, Chief Financial Officer
and Chief Operating Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

      Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints Chris L. Branscum and Timothy A. Marcotte, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

Signature	Title	Date

/s/ CHRIS L. BRANSCUM Chris L. Branscum	President and Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2002

/s/ TIMOTHY A. MARCOTTE Timothy A. Marcotte	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	June 27, 2002

/s/ JOHN E. BOSCH John E. Bosch	Chairman of the Board	June 27, 2002

/s/ RICHARD G. GREY Richard G. Grey	Director	June 27, 2002

/s/ PERRY M. LAFORGE Perry M. LaForge	Director	June 27, 2002

/s/ ALESSANDRO A. PIOL Alessandro A. Piol	Director	June 27, 2002

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1(	1)	Amended and Restated Certificate of Incorporation of the registrant.
3.3(	2)	Bylaws of the registrant, as currently in effect.
4.1(	2)	Specimen Common Stock Certificate.
4.2(	2)	Amended and Restated Preferred Stock Purchase Warrant, dated August 6, 1997, issued to Lighthouse Capital Partners II, L.P.
4.3(	2)	Warrant to Purchase Shares of Series DD Preferred Stock of Repeater Technologies, Inc., dated January 25, 1999, issued to Phoenix Leasing Incorporated.
4.4(	2)	Stock Subscription Warrant to Purchase Series DD Preferred Stock of Repeater Technologies, Inc., dated July 8, 1999, issued to TBCC Funding Trust
4.5(	2)	Seventh Amended and Restated Investors’ Rights Agreement, dated July 11, 2000.
4.6(	2)	Form of Warrant to Purchase Shares of Series EE Preferred Stock.
4.7(	3)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.8(	3)	Rights Agreement, dated as of August 9, 2001, between Repeater Technologies, Inc. and U.S. Stock Transfer Corporation, including Form of Right Certificate.
10.1(	2)*	Form of Indemnity Agreement between the registrant and its directors and executive officers.
10.2(	4)*	1990 Incentive Stock Plan and forms of offering documents.
10.3*		Key Executives Stock Option Plan and forms of offering documents.
10.4(	5)*	2000 Equity Incentive Plan and forms of offering documents.
10.5(	2)*	2000 Employee Stock Purchase Plan and form of offering document.
10.6(	2)	Lease, dated August 7, 1992, between Repeater Technologies, Inc. and The Sobrato 1979 Trust, as amended by the First Amendment to Lease, dated October 16, 1998, between Repeater Technologies, Inc. and Sobrato Interests II.
10.7(	2)*	Change of Control Agreement, dated November 3, 1999, between Repeater Technologies, Inc. and Timothy A. Marcotte.
10.8(	2)	License Agreement, dated May 12, 1998, between Repeater Technologies, Inc. and Matthew Fuerter.
10.10	(2)	Convertible Debenture and Warrant Purchase Agreement, dated July 11, 2000.
10.11	(4)	Loan and Security Agreement, dated as of July 8, 1999, by and between Repeater Technologies, Inc. and Transamerica Business Credit Corporation, as amended by Amendment to Loan Documents, dated as of October 10, 2001, by and between Repeater Technologies, Inc. and Transamerica Business Credit Corporation.
10.12		Settlement Agreement and Release, effective as of March 11, 2002, by and between Repeater Technologies, Inc. and Sanmina-SCI Corporation.
10.13	*	Change of Control Agreement, dated May 3, 2002, between Chris L. Branscum and Repeater Technologies, Inc.
10.14	*	Change of Control Agreement, dated May 3, 2002, between Joel J. Spina and Repeater Technologies, Inc.
10.15	*	Change of Control Agreement, dated May 3, 2002, between John L. Soliday and Repeater Technologies, Inc.
10.16	*	Change of Control Agreement, dated May 15, 2002, between John E. Bosch and Repeater Technologies, Inc.
10.17	*	Consulting Agreement for Non-Technical Services, dated as of October 15, 2001, between Repeater Technologies, Inc. and Seascape Services, Inc.
10.18	*	Form of Retention Agreement between Repeater Technologies, Inc. and each of Chris L. Branscum, Timothy A. Marcotte, Joel J. Spina and John L. Soliday.
23.1		Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1		Power of Attorney (see signature pages).

(1)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the Commission on September 20, 2000.

(2)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Registration Statement on Form S-1, as amended (No. 333-31266), declared effective by the Commission on August 8, 2000.

(3)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001, filed with the Commission on August 13, 2001.

(4)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001, filed with the Commission on November 13, 2001.

(5)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2001, filed with the Commission on June 28, 2001.

*	Denotes a management contract or compensatory plan or arrangement.