Form 10-Q
period 2002-06-28
REPEATER TECHNOLOGIES INC
filed 2002-08-09
CIK 1052246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002

or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares of the Registrant’s common stock outstanding as of August 1, 2002 was 23,914,052.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

REPEATER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	March 29,
	2002	2002

	(In thousands, except share
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,467	$5,250
Accounts receivable, net	807	1,628
Inventories, net	4,498	4,184
Other current assets	192	424

Total current assets	7,964	11,486
Service parts, net	845	960
Property and equipment, net	2,657	2,973
Other assets	68	95

Total assets	$11,534	$15,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,231	$3,811
Accrued compensation	409	375
Other accrued liabilities	1,127	1,263
Deferred revenue	154	150
Current portion of capital lease obligations	82	141

Total current liabilities	4,003	5,740
Deferred revenue, net of current portion	762	852

Total liabilities	4,765	6,592
Stockholders’ equity:
Common Stock, $0.001 par value; 70,000,000 shares authorized; 23,914,052 and 23,880,133 shares issued and outstanding at June 28, 2002 and March 29, 2002, respectively	24	24
Additional paid in capital	109,819	109,830
Unearned stock-based compensation	(80)	(234)
Accumulated deficit	(102,994)	(100,698)

Total stockholders’ equity	6,769	8,922

Total liabilities and stockholders’ equity	$11,534	$15,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPEATER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	June 28,	June 29,
	2002	2001

	(In thousands, except
	per share data)
	(Unaudited)
Net revenues	$1,411	$3,902
Cost of revenues	1,305	3,723

Gross profit	106	179

Operating expenses:
Research and development	602	2,015
Sales and marketing	887	1,756
General and administrative	901	1,228

Total operating expenses	2,390	4,999

Loss from operations	(2,284)	(4,820)
Other income (expense), net	(12)	302

Net loss	$(2,296)	$(4,518)

Net loss per share — basic and diluted	$(0.10)	$(0.20)

Shares used in net loss per share calculation — basic and diluted	23,324	22,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPEATER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	June 28,	June 29,
	2002	2001

	(In thousands)
	(Unaudited)
Cash flows used in operating activities:
Net loss	$(2,296)	$(4,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	447	564
Provision for losses on accounts receivable	—	78
Provision for writedowns on inventories	—	208
Amortization of unearned stock-based compensation	139	139
Amortization of debt discount	—	44
Gain on sale of Gwydion development project	—	(357)
Loss on sale of property and equipment	18	—
Changes in assets and liabilities:
Accounts receivable, net	821	94
Inventories, net	(314)	(857)
Other assets	259	155
Accounts payable	(1,580)	(1,026)
Accrued compensation	34	(191)
Other accrued liabilities	(136)	(319)
Deferred revenue	(86)	(681)

Net cash used in operating activities	(2,694)	(6,667)

Cash flows from investing activities:
Proceeds from sale of Gwydion development project	—	969
Proceeds from the disposal of property and equipment	13	—
Purchase of field service parts	(29)	(234)
Purchase of property and equipment	(18)	(332)

Net cash (used in)/provided by investing activities	(34)	403

Cash flows from financing activities:
Principal payments on notes payable	—	(332)
Payments on capital lease obligations	(59)	(108)
Issuance of common stock	4	137

Net cash used in financing activities	(55)	(303)

Net decrease in cash and cash equivalents	(2,783)	(6,567)
Cash and cash equivalents at beginning of the period	5,250	26,084

Cash and cash equivalents at end of the period	$2,467	$19,517

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2	$63

Taxes paid	$4	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPEATER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2002
(Unaudited)

Organization

      Repeater Technologies, Inc. (the “Company”), formerly Peninsula Wireless Communications, Inc., was formed in October 1983. The Company’s name was changed to Repeater Technologies, Inc. in December 1996. The Company’s principal activity is the development, marketing and selling of wireless communications network equipment based on the Code Division Multiple Access (“CDMA”) technology standard. The Company reincorporated in the State of Delaware on May 18, 2000.

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements as of June 28, 2002 and for the three-month periods ended June 28, 2002 and June 29, 2001 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of March 29, 2002 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited financial statements and notes as of and for the year ended March 29, 2002, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 27, 2002.

      The results of operations for the three months ended June 28, 2002 are not necessarily indicative of the results that may be expected for the year ending March 28, 2003 or any other future interim period, and the Company makes no representations related thereto.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Company has a history of operating losses and operates in an industry sector that is subject to significant and rapid shifts in demand and changes in technology. The Company completed its initial public offering in August 2000, which raised $42.3 million, net of expenses. However, the Company has incurred substantial losses and negative cash flows from operations since inception. For the years ended March 30, 2001 and March 29, 2002, the Company incurred losses from operations of approximately $23.6 million and $21.2 million, respectively, and negative cash flows from operations of approximately $21.3 million and $17.4 million, respectively. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. In regard to this matter, management plans to continue to reduce cash used in operating activities. Three workforce reductions were implemented during the fiscal year ended March 29, 2002 and one in July 2002. Management also plans to increase the sales volume of its Network Repeaters and realize higher margins on its new dual-channel products. If these efforts prove to be insufficient, certain discretionary expenditures could be further reduced. The Company may also need additional financing in the current year. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

REPEATER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company did not enter into any business combinations after June 30, 2001; therefore, the adoption of SFAS No. 141 has not had a significant impact on the Company’s financial statements.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. The Company currently does not carry goodwill on its financial statements; therefore, the adoption of SFAS No. 142 has not had a material impact on the Company’s financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived

REPEATER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of net book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company’s financial statements.

Concentration of Credit Risk

      The Company’s cash and cash equivalents are maintained at major US financial institutions. Deposits in these institutions may exceed the amount of insurance provided for such deposits.

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

      During the three months ended June 28, 2002, two customers accounted for approximately 30% and 27% of net revenues. During the three months ended June 29, 2001, four customers accounted for approximately 21%, 16%, 13% and 11% of net revenues. As of June 28, 2002, two customers accounted for approximately 34% and 21% of total receivables. As of March 29, 2002, three customers accounted for approximately 31%, 22% and 13% of total receivables.

Net Loss Per Share

      Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares, including options and warrants. Options and warrants were not included in the computation of diluted net loss per share for the three-month periods ended June 28, 2002 and June 29, 2001 because the effect would have been anti-dilutive. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended

	June 28,	June 29,
	2002	2001

Numerator:
Net loss	$(2,296)	$(4,518)

Denominator:
Weighted average shares outstanding	23,897	23,464
Weighted average unvested shares subject to repurchase	(573)	(573)

Denominator for basic and diluted calculations	23,324	22,891

Net loss per share-basic and diluted	$(0.10)	$(0.20)

REPEATER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following securities have not been included in the computation of diluted net loss per share as they are anti-dilutive (in thousands):

	June 28,	June 29,
	2002	2001

Options outstanding	3,988	5,494
Warrants outstanding	250	250
Unvested common stock	573	573

	4,811	6,317

Balance Sheet Components (in thousands)

      Accounts receivable, net:

	June 28,	March 29,
	2002	2002

Gross accounts receivable	$979	$1,800
Less: allowance for bad debts and sales returns	(172)	(172)

	$807	$1,628

      Inventories, net:

	June 28,	March 29,
	2002	2002

Raw materials	$1,936	$1,556
Work in process	625	1,298
Finished goods	8,367	7,786

	10,928	10,640
Less: allowance for excess and obsolete inventory	(6,430)	(6,456)

	$4,498	$4,184

Disposal of Assets

      On April 21, 2001, the Company entered into an agreement to sell substantially all of the assets of The Gwydion Company, LLC (“Gwydion”) product development project. The consideration received for the sale was approximately $969,000 in cash. The Company recorded a gain on sale of approximately $357,000 in the first quarter of fiscal year ending March 29, 2002 in relation to the sale of substantially all of the assets of the Gwydion development project.

Contingencies

      In November 1999, in connection with the Company’s acquisition of substantially all of the assets of Gwydion, the Company issued 573,334 shares of the Company’s common stock to the members of Gwydion, Harry Ayvazian and Gary Grimes. These shares were to be held in an escrow account and subject to the Company’s right of repurchase for $1.00 in the aggregate until certain performance criteria were met. In May 2001, the Company filed an escrow claim with Gwydion and the escrow agent to assert the Company’s right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration. Gwydion and its members have disputed this claim and on September 17, 2001 filed direct and stockholder derivative lawsuits in the Superior Court of the State of California for the County of Santa Clara against the Company

REPEATER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Kenneth L. Kenitzer, Timothy A. Marcotte, Chris L. Branscum, John E. Bosch, Bandel Carano, Richard G. Grey, Perry M. LaForge and Alessandro A. Piol in their capacities as the Company’s current and former directors and officers. The Company initially reported these legal proceedings in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001 and subsequently reported them in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2001 and the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2002.

      In the stockholder derivative action, the plaintiffs alleged that, among other things, the defendants (i) made untrue representations in connection with the acquisition agreement, (ii) entered into the acquisition agreement with no intention of committing the resources necessary to the success of the Gwydion project, and (iii) contributed to the decrease in value of the Company’s stock; claimed fraud, intentional and negligent misrepresentation, and breach of fiduciary duty; and requested damages and attorney’s fees. In the direct lawsuit, the plaintiffs allege that, among other things, the defendants engaged in conduct that precluded the plaintiffs from fulfilling their obligations under the Gwydion acquisition agreement, claim breach of contract and fraud, and request compensatory and punitive and/or exemplary damages, costs and attorney’s fees.

      On January 10, 2002, the Company’s challenge to the stockholder derivative lawsuit was sustained without leave to amend and on January 17, 2002, the court entered judgment in favor of the Company and against Gwydion and its members. The direct suit for breach of contract and fraud remains pending. While the Company believes that the plaintiffs’ direct claims are without merit and intends to vigorously defend itself against them, the Company cannot predict the ultimate outcome of the pending action.

Litigation

      On November 16, 2001, the Company, Chris L. Branscum, Kenneth Kenitzer, Timothy Marcotte and certain underwriters of the Company’s initial public offering (“IPO”) of its common stock were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now consolidated under the caption In re Repeater Technologies, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10140. This lawsuit purports to bring suit on behalf of all purchasers of the Company’s common stock between August 8, 2000, the effective date of the Company’s IPO, and December 6, 2000. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its IPO violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s (the “IPO Lawsuits”).

      On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, the Company has not been required to answer the complaint, and no discovery has been served on the Company.

      In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. Defendants then filed a global motion to dismiss the IPO Lawsuits on July 15, 2002, as to which the Court does not expect to issue a decision until at least November 2002. The Company believes that this lawsuit is without merit and intends to defend against it vigorously. The Company initially reported these legal proceedings in its Quarterly Report on Form 10-Q for the quarter ended December 28, 2001 and subsequently reported them in its Annual Report on Form 10-K for the fiscal year ended March 29, 2002.

REPEATER TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

China Order

      On October 22, 2001, the Company announced that the delivery of products against an order worth $11.0 million by the Company’s distributor in China would be extended for a significant length of time and will most likely be in volumes substantially lower than originally anticipated. To date, the Company has shipped products with a value of $2.2 million against the $11.0 million order. The Company is expecting that the order from the Company’s distributor will ultimately be for substantially less than $11.0 million and the delivery schedule will be extended for a long period of time. The Company had placed a $5.6 million purchase order with the Company’s contract manufacturer in relation to the order received from the Company’s distributor in China. The Company has subsequently cancelled a portion of this order. At June 28, 2002, the Company had $2.9 million in inventory in relation to this purchase order.

Commitments

      The Company’s contractual obligations at June 28, 2002 were as follows:

	Payments Due by Period

	Less Than 1 Year	1-3 Years	Total

	(In thousands)
Contractual Obligations
Capital-lease obligations	$82	$—	$82
Operating leases	502	488	990
Unconditional purchase obligations	614	—	614

Total contractual obligations	$1,198	$488	$1,686

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following information in conjunction with the historical financial information and notes thereto included in our Annual Report on Form 10-K for the year ended March 29, 2002, which was filed with the Securities and Exchange Commission on June 27, 2002. Unless otherwise indicated, references to “year ended” or “year ending”, or “three months ended” or “three months ending”, refer to our fiscal year or fiscal three months, respectively.

      This Form 10-Q contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions based on the information available to us at the time this report was filed. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

      We contract with a third-party manufacturer to manufacture some of our products. Our third-party manufacturer is currently Sanmina Corporation. Our manufacturer assembles modules for us, which we test for functionality prior to assembly into finished products. We do not have a long-term manufacturing contract with our contract manufacturer. We have payment obligations that extend through August 2002 for units previously purchased under an amended settlement agreement with our manufacturer. Our ability to use this manufacturer is subject to minimum order volumes. Any individual purchase order is generally not cancelable by us unless the supplier fails to deliver in conformance with the terms of the purchase order. We believe that our third-party contract manufacturer has the capability to support our demand for the foreseeable future. Although we believe that we can obtain an alternate contract manufacturer for our products if necessary, we cannot guarantee that such a manufacturer can be obtained on short notice or that our products could be manufactured by an alternative manufacturer on satisfactory terms. Any of these problems could damage relationships with current or prospective customers, seriously harm our operating results and revenues in a given period and impair our ability to generate future sales.

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

      We reduced our workforce by 16 employees in July 2002 to sustain our operations and align our resources with current market conditions. The total cost incurred in relation to this workforce reduction was approximately $116,000 and will be recorded as payroll expense during the three months ending September 27, 2002.

      On October 22, 2001, we announced that the delivery of products against an order worth $11.0 million by our distributor in China would be extended for a significant length of time and will most likely be in volumes substantially lower than originally anticipated. To date, we have shipped $2.2 million worth of products against the $11.0 million order. We are expecting that the order from our distributor will ultimately be for substantially less than $11.0 million and the delivery schedule will be extended for a long period of time. We had placed a $5.6 million purchase order with our contract manufacturer in relation to the order received from our distributor in China. We have subsequently cancelled a portion of this order. At June 28, 2002, we had $2.9 million in inventory in relation to this purchase order.

      Since our inception, we have used stock option programs for employees as compensation to attract strong business and technical talent. Stock-based compensation consists of the difference between the deemed fair market value of stock subject to stock options and the exercise price of these options. This difference is being amortized on an accelerated basis over the vesting period of the grants, generally four years. For the year ended March 29, 2002, and the three-month period ended June 28, 2002, we recorded $38,000 and $139,000, respectively, of stock-based compensation expense in connection with options granted to employees and consultants.

      In November 2001, the Company extended an offer to its eligible employees and directors to cancel stock options with exercise prices greater than $0.30 per share and to grant replacement stock options with an exercise price equal to the quoted market price of the Company’s common stock at December 27, 2001, one day before the expiration of the offer. On December 28, 2001, the Company granted replacement options to purchase an aggregate of 3,143,628 shares of its common stock at $0.29 per share to eligible employees and directors who accepted the offer in a one-for-one exchange for such cancelled stock options. Each replacement option will vest monthly over one year following the date of grant and will expire 18 months after the date of grant. The Company will account for all such replacement options, as well as eligible options to purchase an aggregate of 69,770 shares of common stock which were not exchanged, under the variable accounting method and will revalue these stock options at the end of each reporting period until the options are exercised, forfeited, or expire unexercised; the resulting charge will be recorded as compensation expense. The higher the market value of the Company’s common stock, the greater the compensation expense will be. To date we have not recorded any compensation expense under the variable accounting method in connection with the stock option exchange due to the low price of our common stock.

      We incurred a net loss of $2.3 million for the three months ended June 28, 2002 and a net loss of $4.5 million for the three months ended June 29, 2001. Although we have been successful in reducing our cash usage rate gradually during the past five consecutive quarters including the three months ended June 28, 2002, we have been unable to increase our revenues. In an effort to sustain our business, we reduced our workforce by 17% in April 2001, 34% in October 2001, 27% in March 2002 and 40% in July 2002. We have ceased purchases for our older single-channel products, we have implemented a sales promotion for our older single-channel products to reduce our inventory and we have introduced our new dual-channel product, which we started to ship during the quarter ended March 29, 2002. If these efforts prove to be insufficient, we may be forced to reduce our expenditures further by reducing our purchase commitments, reducing capital expenditures and reducing other discretionary expenditures. Our failure to increase the sales volume of our Network Repeaters, realize higher margins on our new products or further reduce our expenditures could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

      As part of such expenditure reductions, we began discussions with Sanmina to negotiate a settlement amount and a payment schedule for outstanding amounts due under our amended settlement and release agreement with Sanmina. We also suspended payments to Sanmina pending completion of such negotiations. We have also initiated and plan to initiate discussions with other significant creditors during August 2002 to modify payment terms for existing obligations. We have had and expect to continue to have negative cash flows from operations through December 2002. On July 31, 2002, we had $1.4 million in cash and cash equivalents. Based upon our current working capital needs and outstanding commitments and assuming that no additional expense reduction measures or limitations on cash disbursements are implemented by us and the Company’s obligations to Sanmina and our other significant creditors are not successfully renegotiated, the Company believes that available cash reserves will not be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures after August 2002. There can be no assurance that the Company will successfully negotiate restructuring of its obligations to Sanmina or its other significant creditors. To the extent that funds are insufficient, we will need to obtain additional financing through public or private debt or equity financing to sustain our business and fund our operating losses after August 2002 or enter into a sale, merger, recapitalization or other strategic transaction with a third party.

      If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock, and the terms of these debt securities could impose restrictions on our operations. However, there is no assurance that additional financing will be available when needed, on favorable terms, or at all, or that the Company will be successful in finding a strategic partner. The delisting of our common stock, which Nasdaq has advised us will occur on August 13, 2002, could make it more difficult for us to raise additional capital. If adequate funds are not available, we may have to file for protection under the United States Bankruptcy Code or cease operations as a going concern. Moreover, if funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could materially harm our business.

      Net Revenues. Our net revenues are derived primarily from products based on the CDMA standard, including our Network Repeaters. In addition, we sell complementary equipment for these products, including battery back-up systems, antennas and network management software. We also provide training, installation support, design, and implementation services to our customers on a fee-for-service basis. In the past, we publicly announced the signing of certain purchase contracts and orders with three customers with announced estimated aggregate values through November 2002 of approximately $50.0 million, $15.0 million and $3.0 million, respectively. However, these agreements have no required minimum purchase amounts and can be terminated without penalty. Accordingly, any estimates of total value of these agreements are speculative. To date, we have only recognized revenues of $11.0 million, $3.4 million and $1.1 million, respectively, for these three customers under these agreements. In addition, on September 6, 2001, we announced an $11.0 million order from Capitel Group, Ltd. of Beijing for China Unicom. On October 22, 2001, we announced that the delivery of products against this order would be extended for a significant length of time and will most likely be in volumes substantially lower than originally anticipated. To date, we have shipped $2.2 million in products under this purchase order.

      In the quarter ended December 29, 2000, we began to experience a slowdown in the booking of orders from new and existing customers and certain customers requested delays in shipment of existing orders. To date we have experienced postponements of approximately $10.0 million in orders that were initially planned to be shipped within the last 18 months. Our customers may further delay or cancel these orders without any repercussion or penalty. We have been unable to book new orders sufficient to offset the effects of these postponements. While the reasons for these trends are uncertain, they may be attributable to an overall slowdown in the economy and in the telecommunications industry in particular, reduced or deferred capital expenditures by our customers, or a difficulty by some customers in obtaining financing. These trends have continued through June 28, 2002 and have adversely affected our business, financial condition and results of operations, as indicated by the reduction in our net revenues for the quarter ended June 28, 2002 as compared to the quarter ended June 29, 2001. If these trends continue further or accelerate, our net revenues, business, financial condition and results of operations would continue to be adversely affected.

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

      We have experienced and expect to continue to experience significant fluctuations in our quarterly net revenues as a result of our long and variable sales cycle. Historically, our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue from that lead, ranges from nine to 24 months. The variability and length of our sales cycle is influenced by a number of factors, including:

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

      General and administrative expenses consist primarily of expenses for finance, corporate management, general office administration, insurance, and legal, accounting and other professional fees.

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

      During the year ended March 29, 2002, we recorded $0.1 million in research and development expense under this arrangement. Total compensation expense recorded related to these shares was $579,000 in the aggregate.

      Stock-based compensation consists of the difference between the deemed fair market value of stock subject to stock options and the exercise price of these options. This difference is being amortized over the vesting period of the options, generally four years. In each of the three-month periods ended June 29, 2001 and June 28, 2002, we recorded $139,000 of stock-based compensation expense in connection with options granted to employees and consultants. The portion included in operating expenses was $228,000 and $140,000, respectively, with the balance as a credit to costs of revenues.

      Loss from Operations. We have incurred substantial losses since our inception and, as of June 28, 2002, had an accumulated deficit of approximately $103.0 million. We expect to continue to incur substantial operating losses for the fiscal year ending March 28, 2003 and we may never achieve or sustain profitability.

      During our past three fiscal years, we have not achieved profitability on a quarterly or annual basis. Because we need to continue to invest significant financial resources in our sales and marketing efforts and other operating expenses, we expect to continue to incur losses at least through the fiscal year ending March 28, 2003. We will need to generate significantly higher revenues in order to support our operating expenses and to achieve and maintain profitability.

      Other Income and Expense, Net. Other income and expense, net, consists primarily of interest income earned on balances held in our interest-bearing accounts, offset by interest expense on our promissory notes.

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

      Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 101A and SAB No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, generally in the form of a contract or a purchase order; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

      Our revenues are derived primarily from the sale of our hardware products and accessories. Product revenue is recognized upon shipment or delivery to the customer, depending on the terms of the sale. Where a purchase order or a sales agreement contains a customer acceptance clause, we defer revenue recognition until the acceptance criteria have been met.

      Revenues from services, including network design, training and installation support, are recognized when services are performed.

      Revenues from Network Management Systems software are recognized upon completion of installation, provided that no significant vendor obligations remain and collectibility is reasonably assured. To date, revenue from software products has been immaterial.

      Sales to distributors — Revenues generated from certain foreign countries are derived from sales to distributors. We do not grant return rights, exchange rights or price protection rights. Payment terms are on average 60 days after invoice and we usually require an irrevocable letter of credit, a down payment or credit insurance. Revenue from distributors is recognized upon shipment or delivery to the distributor, depending on sales terms.

      Sales through agents — Our sales agents act strictly as sales representatives and receive commission, which is recorded in sales and marketing expenses. We invoice the end user directly and revenue is recognized upon shipment or delivery to the end-user, depending upon the terms of the sale.

      At the time of sale, we provide for the estimated cost of meeting product warranty and hot-line technical support. When warranty and post contract customer support obligations exist beyond one year, the related revenue is deferred and recognized ratably over the term of the arrangement.

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

      Inventory Valuation Allowance. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Appropriate allowances are made to reduce the value of inventories to net realizable value, where this is below cost. These allowances are based on management’s judgment, when management determines that inventories may be slow moving or obsolete. We regularly review inventory quantities on hand and record an inventory valuation allowance for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Our products require a considerable amount of lead-time for production and we may run into inventory overages due to our inability to cancel production orders from our contract manufacturer. For example, in fiscal 2001, our cost of revenues included $2.4 million related to inventory valuation allowance for excess and obsolete inventory. In addition, in fiscal 2002, we recorded $4.6 million in inventory valuation allowance, which was comprised of $0.8 million for lower-of-cost-or-market, and $3.8 million for excess and obsolete inventory. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the allowance required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of revenue at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of revenues in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. See “Due to uncertainties in production forecasting, we may experience unexpected surpluses or shortages of inventory,” and “Our quarterly revenues and operating results may fluctuate significantly” under “Risks That Could Affect Future Results.”

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

Results of Operations

      The following table sets forth our results of operations as a percentage of net revenues for the periods indicated:

	Three Months Ended

	June 28,	June 29,
	2002	2001

	(Unaudited)	(Unaudited)
Net revenues	100.0%	100.0%
Cost of revenues	92.5	95.4

Gross margin	7.5	4.6

Operating expenses:
Research and development	42.6	51.6
Sales and marketing	62.9	45.0
General and administrative	63.9	31.5

Total operating expenses	169.4	128.1

Loss from operations	(161.9)	(123.5)
Other income (expense), net	(0.9)	7.7

Net loss	(162.8)%	(115.8)%

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

      Net revenues decreased $2.5 million, or 63.8%, from $3.9 million for the three months ended June 29, 2001 to $1.4 million for the three months ended June 28, 2002. This decrease was primarily due to decreased shipments of our CDMA-based repeaters due to an overall slowdown in the U.S. economy and reduced or deferred capital expenditures by our customers worldwide. During the three months ended June 28, 2002, 87.2% of our net revenues were derived from ten customers, with sales to two customers, Sercom and Unefon, comprising approximately 30.4% and 27.2%, respectively. During the three months ended June 29, 2001, 85.2% of our net revenues were derived from ten customers, with sales to four customers, Qwest, Unefon, iPCS and UbiquiTel PCS, comprising approximately 20.5%, 15.9%, 12.8% and 10.5%, respectively. International sales accounted for 71.6% of net revenues during the three months ended June 28, 2002, as compared to 24.0% during the three months ended June 29, 2001.

      In the quarter ended December 29, 2000, we began to experience a slowdown in the booking of orders from new and existing customers and certain customers requested delays in shipment of existing orders. To date we have experienced postponements of approximately $10 million in orders that were initially planned to be shipped within the last 18 months. Our customers may further delay or cancel these orders without any repercussion or penalty. We have been unable to book new orders sufficient to offset the effects of these postponements. While the reasons for these trends are uncertain, they may be attributable to an overall slowdown in the economy and in the telecommunications industry in particular, reduced or deferred capital expenditures by our customers, or difficulty by some customers in obtaining financing. These trends have continued through June 28, 2002 and have adversely affected our business, financial condition and results of operations, as indicated by the reduction in our net revenues for the three months ended June 28, 2002 as compared to the three months ended June 29, 2001. If these trends continue further or accelerate, our net revenues, business, financial condition and results of operations would continue to be adversely affected.

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

      Cost of revenues and gross margin. Our cost of revenues consists of the costs of the various components used to assemble our products, third-party charges to assemble and test the products, the overhead cost of the operations department, inventory valuation allowance, the direct costs of network design services we sell to our customers and the cost of providing customer service, including warranty and repair charges. Our gross margin is affected by the level of demand for our products and services, new product introductions by us and our competitors, competitive pressures and the costs of the various components and production services provided by our vendors. If we are unable to offset our expected decline in selling prices with lower unit costs, our gross profits may decline. Additionally, as part of volume and other sales agreements, we sell our products at a reduced margin to certain customers. If sales to these customers represent an increased portion of sales in any quarter, we may experience a reduction in our gross margins. Warranty reserve, inventory valuation allowance and similar charges also have a significant effect on gross margin in any one particular quarter. These reserves and allowances are based on management’s reasonable estimates. If events and circumstances cause management to revise these estimates and therefore increase these reserves and allowances, such revision might have an adverse effect on our gross margins. For example, we recorded a $1.3 million cancellation penalty accrual in the quarter ended December 28, 2001, which had an adverse effect on our gross margins, results of operations and financial condition.

      Cost of revenues decreased $2.4 million, or 64.9%, from $3.7 million for the three months ended June 29, 2001 to $1.3 million for the three months ended June 28, 2002. The gross profit margin increased to 7.5% for the three months ended June 28, 2002 from 4.6% for the three months ended June 29, 2001. The majority of this 2.9 percentage point increase in gross profit margin is due to a decrease in warranty expense and inventory valuation allowance of $0.4 million. Other costs of revenue, which consist of manufacturing overhead and customer service expenditures, decreased from $1.4 million for the three months ended June 29, 2001 to $0.6 million for the three months ended June 28, 2002. Although expenses declined from the prior year, manufacturing overhead increased as a percent of sales primarily due to the decline in revenues. The decrease in other costs of revenue was primarily due to a decrease in customer service expenses of $0.3 million, and a decrease in manufacturing overhead of $0.5 million. The decrease in expenses is related primarily to lower payroll from decreased headcount. Direct material margins decreased from 50.1% in the three months ended June 29, 2001 to 47.5% for the three months ended June 28, 2002 due to lower selling prices for our Network Repeaters.

      Research and development. Research and development expenses consist primarily of expenses incurred in the design and development of our products and our proprietary technology. Research and development expenses decreased $1.4 million, or 70.1%, from $2.0 million for the three months ended June 29, 2001 to $0.6 million for the three months ended June 28, 2002. This decrease was due to a decrease in payroll-related expenses of $0.5 million due to reduced headcount from 34 as of June 29, 2001 to 14 as of June 28, 2002, a decrease in the amortization of stock-based compensation of $0.1 million, a decrease of $0.5 million due to the reduction in the number of outside contractors we used for research and development activities, and a reduction of $0.3 million for development materials.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, consulting fees, trade show expenses, travel expenses, advertising, direct marketing expenses and associated overhead expenses. Sales and marketing expenses decreased $0.9 million, or 50.0%, from $1.8 million for the three months ended June 29, 2001 to $0.9 million for the three months ended June 28, 2002. This decrease was due to reduced payroll of $0.3 million as a result of reduced headcount from 13 as of June 29, 2001 to 6 as of June 28, 2002, reduced professional fees of $0.2 million, reduced sales commissions of $0.1 million due to the decline in revenues, and a decrease in travel-related expenses of $0.3 million.

      General and administrative. General and administrative expenses consist primarily of expenses for finance, corporate management, general office administration, insurance, amortization of stock-based compensation, and legal, accounting and other professional fees. General and administrative expenses decreased $0.3 million, or 26.6%, from $1.2 million for the three months ended June 29, 2001 to $0.9 million for the three months ended June 28, 2002. This decrease was attributable to a decrease in payroll expenses of $0.1 million due to decreased headcount from 19 as of June 29, 2001 to 10 as of June 28, 2002, a decrease in professional fees and contract labor costs of $0.1 million, and a decrease in provisions for bad debt associated with accounts receivable of $0.1 million.

      Other income and expense, net. Other income and expense, net, consists primarily of interest income earned on balances held in our interest-bearing accounts, offset by interest expense on our promissory notes. Other income was $35,000 and $0.6 million for the three-month periods ended June 28, 2002 and June 29, 2001, respectively. The majority of the decrease in other income is due to the sale of the Gwydion development project of $0.4 million, and a decrease in interest income of $0.2 million from our interest bearing accounts due to lower account balances. Other expenses decreased $0.3 million from $0.3 million for the three months ended June 29, 2001 to $47,000 for the three months ended June 28, 2002 primarily due to reduced interest expense of $0.2 million as a result of paying off outstanding loans, and reduced sales tax expenses of $0.1 million.

Liquidity and Capital Resources

      At June 28, 2002, we had $2.5 million in cash and cash equivalents, as compared to $5.3 million at March 29, 2002. Cash used in operating activities for the three months ended June 28, 2002 was $2.7 million, as compared to $6.7 million for the three months ended June 29, 2001. The significant use of cash in operating activities during the three months ended June 28, 2002 resulted from our net losses of $2.3 million, an increase in inventories of $0.3 million, a net decrease in accounts payable, accrued compensation and other accrued liabilities of $1.7 million, a decrease in deferred revenue of $0.1 million, offset by non-cash depreciation and amortization expenses of $0.4 million, a decrease in accounts receivable of $0.8 million, a decrease in other assets of $0.3 million and non-cash expenses of $0.1 million for stock-based compensation. Management is continuing to strive to reduce cash used in operating activities by reducing inventory levels, reducing daily sales outstanding from 71 days to 45 days, and reducing expenses where appropriate.

      Cash used in investing activities for the three months ended June 28, 2002 was $34,000, as compared to cash provided from investing activities of $0.4 million for the three months ended June 29, 2001, attributable to the sale of substantially all of the assets related to the Gwydion development project. Capital expenditures of $47,000 were primarily investments to support our business and field service parts. We received proceeds of $13,000 from the sales of unnecessary equipment.

      Net cash used in financing activities was $55,000 for the three months ended June 28, 2002, as compared to net cash used in financing activities of $0.3 million for the three months ended June 29, 2001. For the three months ended June 28, 2002, $59,000 was used for payments against capital lease obligations.

      The Company’s contractual obligations at June 28, 2002 were as follows:

	Payments Due by Period

	Less Than 1 Year	1-3 Years	Total

	(In thousands)
Contractual Obligations
Capital-lease obligations	$82	$—	$82
Operating leases	502	488	990
Unconditional purchase obligations	614	—	614

Total contractual obligations	$1,198	$488	$1,686

      We incurred a net loss of $2.3 million for the three months ended June 28, 2002, and a net loss of $4.5 million for the three months ended June 29, 2001. Although we have been successful in reducing our cash usage gradually during the past five consecutive quarters including the three months ended June 28, 2002, we have been unable to increase our revenues. In an effort to sustain our business, we have reduced our workforce by 17% in April 2001, 34% in October 2001, 27% in March 2002, and 40% in July 2002. We have ceased purchases for our older single-channel products, we have implemented a sales promotion for our older single-channel products to reduce our inventory and we have introduced our new dual-channel product which we started to ship during the quarter ended March 29, 2002. If these efforts prove to be insufficient, we may be forced to reduce our expenditures further by reducing our purchase commitments, reducing capital expenditures, and reducing other discretionary expenditures. Our failure to increase the sales volume of our Network Repeaters, realize higher margins on our new products or further reduce our expenditures could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

      As part of such expenditure reductions, we began discussions with Sanmina to negotiate a settlement amount and a payment schedule for outstanding amounts due under our amended settlement and release agreement with Sanmina. We also suspended payments to Sanmina pending completion of such negotiations. We have also initiated and plan to initiate discussions with other significant creditors during August 2002 to modify payment terms for existing obligations. We have had and expect to continue to have negative cash flows from operations through December 2002. On July 31, 2002, we had $1.4 million in cash and cash equivalents. Based upon our current working capital needs and outstanding commitments and assuming that no additional expense reduction measures or limitations on cash disbursements are implemented by us and the Company’s obligations to Sanmina and our other significant creditors are not successfully renegotiated, the Company believes that available cash reserves will not be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures after August 2002. There can be no assurance that the Company will successfully negotiate restructuring of its obligations to Sanmina or its other significant creditors. To the extent that funds are insufficient, we will need to obtain additional financing through public or private debt or equity financing to sustain our business and fund our operating losses after August 2002 or enter into a sale, merger, recapitalization or other strategic transaction with a third party.

      If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock, and the terms of these debt securities could impose restrictions on our operations. However, there is no assurance that additional financing will be available when needed, on favorable terms, or at all, or that the Company will be successful in finding a strategic partner. The delisting of our common stock, which Nasdaq has advised us will occur on August 13, 2002, could make it more difficult for us to raise additional capital. If adequate funds are not available, we may have to file for protection under the United States Bankruptcy Code or cease operations as a going concern. Moreover, if funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could materially harm our business.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We did not enter into any business combinations after June 30, 2001; therefore, the adoption of SFAS No. 141 has not had a significant impact on our financial statements.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. We currently do not carry goodwill in our financial statements; therefore, the adoption of SFAS No. 142 has not had a material impact on our financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of net book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS No. 144 to have a significant impact on our financial statements.

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

      We have accumulated losses of $103.0 million since we began doing business in 1983 through June 28, 2002, and we may never achieve or sustain profitability. We incurred a net loss of $2.3 million for the quarter ended June 28, 2002. We will continue to incur significant expenses, particularly research and product development and sales and marketing expenses. We anticipate incurring net losses at least through the fiscal year ending March 28, 2003. We will need to generate significantly higher revenues to achieve profitability and recoup our accumulated losses. We cannot be certain that we will realize sufficient revenues to sustain our business.

We will require additional capital in the future which may not be available to us.

      We incurred a net loss of $2.3 million for the three months ended June 28, 2002, and a net loss of $4.5 million for the three months ended June 29, 2001. Although we have been successful in reducing our cash usage rate gradually during the past five consecutive quarters including the three months ended June 28, 2002, we have been unable to increase our revenues. In an effort to sustain our business, we have reduced our workforce by 17% in April 2001, 34% in October 2001, 27% in March 2002, and 40% in July 2002. We have ceased purchases for our older single-channel products, we have implemented a sales promotion for our older single-channel products to reduce our inventory and we have introduced our new dual-channel product, which we started to ship during the quarter ended March 29, 2002. If these efforts prove to be insufficient, we may be forced to reduce our expenditures further by reducing our purchase commitments, reducing capital expenditures, and reducing other discretionary expenditures. Our failure to increase the sales volume of our Network Repeaters, realize higher margins on our new products or further reduce our expenditures could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

      As part of such expenditure reductions, we began discussions with Sanmina to negotiate a settlement amount and a payment schedule for outstanding amounts due under our amended settlement and release agreement with Sanmina. We also suspended payments to Sanmina pending completion of such negotiations. We have also initiated and plan to initiate discussions with other significant creditors during August 2002 to modify payment terms for existing obligations. We have had and expect to continue to have negative cash flows from operations through December 2002. On July 31, 2002, we had $1.4 million in cash and cash equivalents. Based upon our current working capital needs and outstanding commitments and assuming that no additional expense reduction measures or limitations on cash disbursements are implemented by us and the Company’s obligations to Sanmina and our other significant creditors are not successfully renegotiated, the Company believes that available cash reserves will not be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures after August 2002. There can be no assurance that the Company will successfully negotiate restructuring of its obligations to Sanmina or its other significant creditors. To the extent that funds are insufficient, we will need to obtain additional financing through public or private debt or equity financing to sustain our business and fund our operating losses after August 2002 or enter into a sale, merger, recapitalization or other strategic transaction with a third party.

      If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock, and the terms of these debt securities could impose restrictions on our operations. However, there is no assurance that additional financing will be available when needed, on favorable terms, or at all, or that the Company will be successful in finding a strategic partner. The delisting of our common stock, which Nasdaq has advised us will occur on August 13, 2002, could make it more difficult for us to raise additional capital. If adequate funds are not available, we may have to file for protection under the United States Bankruptcy Code or cease operations as a going concern. Moreover, if funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could materially harm our business.

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

      In the quarter ended December 29, 2000, we began to experience a slowdown in the booking of orders from new and existing customers and certain customers requested delays in shipment of existing orders. To date we have experienced postponements of approximately $10.0 million in orders that were initially planned to be shipped within the last 18 months. Our customers may further delay or cancel these orders without any repercussion or penalty. We have been unable to book new orders sufficient to offset the effects of these postponements. While the reasons for these trends are uncertain, they may be attributable to an overall slowdown in the economy and in the telecommunications industry in particular, reduced or deferred capital expenditures by our customers, or a difficulty by some customers in obtaining financing. These trends have continued through June 28, 2002 and have adversely affected our business, financial condition and results of operations, as indicated by the reduction in our net revenues for the quarter ended June 28, 2002 as compared to the quarter ended June 29, 2001. If these trends continue further or accelerate, our net revenues, business, financial condition and results of operations would continue to be adversely affected.

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

      Our customer base has been and may continue to be concentrated with a small number of customers. The loss of any of these customers, or the delay, reduction or cancellation of orders by or shipments to any of these customers could hurt our results and cause a decline in our stock price. In the three months ended June 28, 2002, ten customers accounted for 87.2% of our net revenues, with Sercom and Unefon accounting for 30.4% and 27.2%, respectively. In the three months ended June 29, 2001, 85.2% of our net revenues were derived from ten customers, with sales to four customers, Qwest, Unefon, iPCS and UbiquiTel PCS, comprising approximately 20.9%, 15.9%, 12.8% and 10.5%, respectively.

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

      A significant portion of our sales efforts has been targeted to international service providers in Australia, Canada, Mexico, South America, Central America, and Asia. Conducting business in these areas subjects us to a number of risks and uncertainties, including:

•	inadequate protection of intellectual property in foreign countries;

•	increased difficulty in collecting accounts;

•	delays and expenses associated with tariffs and other trade barriers;

•	difficulties and costs associated with complying with a wide variety of complex foreign laws and treaties;

•	currency fluctuations, including a decrease in the value of foreign currencies relative to the U.S. dollar, which could make our products less competitive against those of foreign competitors; and

•	political and economic instability.

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

      As of March 29, 2002, we had four patents granted and five patent applications pending. We have held these patents since November 1988, July 1990, February 1993, and September 2000, respectively. It is possible that no patents will be issued from these pending applications or from future patent applications. Moreover, our currently issued patents and any patents issued in the future may not provide us with any competitive advantages over, or may be challenged by, third parties.

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

      On February 14, 2002, Nasdaq advised us that the bid price of our common stock had been less than the minimum of $1.00 and the market value of our publicly-held stock had been less than the minimum of $5,000,000 for 30 consecutive trading days and that we would be provided 90 calendar days, or until May 15, 2002, to regain compliance with these required listing criteria. Our common stock did not meet these criteria and on May 15, 2002, we applied for a transfer to the Nasdaq Smallcap Market. While our application for transfer was under review by Nasdaq, our common stock continued to be listed on the Nasdaq National Market. In July 2002, our board of directors decided to withdraw our application for transfer in light of the significant associated costs. On August 5, 2002, Nasdaq advised us that our common stock would be delisted on August 13, 2002. We do not intend to request review of Nasdaq’s delisting decision as permitted by Nasdaq’s rules.

      The delisting of our common stock could adversely affect the liquidity of our common stock. Such delisting could make trading our shares more difficult for investors, increase trading spreads and adversely affect investors’ perception of us and our prospects, any of which could lead to declines in our share price. Delisting could also make it more difficult for us to raise additional capital. We will also incur additional costs under state blue sky laws to sell equity as a result of such delisting.

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

      In November 2001, we extended an offer to our eligible employees and directors to cancel stock options with exercise prices greater than $0.30 per share and to grant replacement stock options with an exercise price equal to the quoted market price of our common stock at December 27, 2001,one day before the expiration of the offer. On December 28, 2001, we granted replacement options to purchase an aggregate of 3,143,628 shares of our common stock at $0.29 per share to eligible employees and directors who accepted the offer in a one-for-one exchange for such cancelled stock options. Each replacement option will vest monthly over one year following the date of grant and will expire 18 months after the date of grant. We will account for all such replacement options, as well as eligible options to purchase an aggregate of 69,770 shares of common stock which were not exchanged, under the variable accounting method and will revalue these stock options at the end of each reporting period until the options are exercised, forfeited, or expire unexercised; the resulting charge will be recorded as compensation expense. In the case of the unexchanged stock options to purchase 69,770 shares, the variable accounting treatment may be in effect up to 10 years from the date of grant. The higher the market value of our common stock, the greater the compensation expense we will record. To date, we have not recorded any compensation expense under the variable accounting method in connection with the stock option exchange due to the low price of our common stock.

Item 3.     Quantitative and Qualitative Disclosures of Market Risk

      We believe we do not have any significant exposures to quantitative and qualitative market risks. For the three months ended June 28, 2002, we did not have any derivative financial instruments or any derivative commodity instruments. Our financial instruments include trade accounts receivable, trade accounts payable, convertible subordinated debentures and a term note. Our accounts receivable and accounts payable are relatively short term in duration and, as a consequence, are not exposed to significant interest rate changes and consequent fair value adjustments. Our cash equivalents are invested in interest-bearing accounts, generally money market accounts of less than seven days’ average maturity, and as a result are not subject to significant valuation adjustments due to interest rate changes. Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenues. Most of our international sales are in U.S. dollars and, therefore, are not subject to foreign currency exchange rate risk. At June 28, 2002, none of our ending accounts receivable were denominated in a foreign currency and as a result, we were not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country’s local currency and are subject to foreign currency exchange risk. Expenses in our international operations primarily consist of payroll-related costs and have not been significant. Through June 28, 2002, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      In November 1999, in connection with the Company’s acquisition of substantially all of the assets of The Gwydion Company, LLC, the Company issued 573,334 shares of the Company’s common stock to the members of Gwydion, Harry Ayvazian and Gary Grimes. These shares were to be held in an escrow account and subject to the Company’s right of repurchase for $1.00 in the aggregate until certain performance criteria were met. In May 2001, the Company filed an escrow claim with Gwydion and the escrow agent to assert the Company’s right under the Gwydion acquisition agreement to repurchase the 573,334 shares issued as consideration. Gwydion and its members have disputed this claim and on September 17, 2001 filed direct and stockholder derivative lawsuits in the Superior Court of the State of California for the County of Santa Clara against the Company and Kenneth L. Kenitzer, Timothy A. Marcotte, Chris L. Branscum, John E. Bosch, Bandel Carano, Richard G. Grey, Perry M. LaForge and Alessandro A. Piol in their capacities as the Company’s current and former directors and officers. The Company initially reported these legal proceedings in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001 and subsequently reported them in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2001 and the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2002.

      In the stockholder derivative action, the plaintiffs alleged that, among other things, the defendants (i) made untrue representations in connection with the acquisition agreement, (ii) entered into the acquisition agreement with no intention of committing the resources necessary to the success of the Gwydion project, and (iii) contributed to the decrease in value of the Company’s stock; claimed fraud, intentional and negligent misrepresentation, and breach of fiduciary duty; and requested damages and attorney’s fees. In the direct lawsuit, the plaintiffs allege that, among other things, the defendants engaged in conduct that precluded the plaintiffs from fulfilling their obligations under the Gwydion acquisition agreement, claim breach of contract and fraud, and request compensatory and punitive and/or exemplary damages, costs and attorney’s fees. On January 10, 2002, the Company’s challenge to the stockholder derivative lawsuit was sustained without leave to amend and on January 17, 2002, the court entered judgment in favor of the Company and against Gwydion and its members. The direct suit for breach of contract and fraud remains pending. While the Company believes that the plaintiffs’ direct claims are without merit and intends to vigorously defend itself against them, the Company cannot predict the ultimate outcome of the pending action.

      On November 16, 2001, the Company, Chris L. Branscum, Kenneth Kenitzer, Timothy Marcotte and certain underwriters of the Company’s initial public offering (“IPO”) of its common stock were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now consolidated under the caption In re Repeater Technologies, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10140. This lawsuit purports to bring suit on behalf of all purchasers of the Company’s common stock between August 8, 2000, the effective date of the Company’s IPO, and December 6, 2000. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its IPO violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s (the “IPO Lawsuits”).

      On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, the Company has not been required to answer the complaint, and no discovery has been served on the Company.

      In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. Defendants then filed a global motion to dismiss the IPO Lawsuits on July 15, 2002, as to which the Court does not expect to issue a decision until at least November 2002. The Company believes that this lawsuit is without merit and intends to defend against it vigorously. The Company initially reported these legal proceedings in its Quarterly Report on Form 10-Q for the quarter ended December 28, 2001 and subsequently reported them in its Annual Report on Form 10-K for the fiscal year ended March 29, 2002.

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

Item 3.	Defaults Upon Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.	Other Information

      Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the registrant.
3.3(2)	Bylaws of the registrant, as currently in effect.
4.1(2)	Specimen Common Stock Certificate.
4.2(2)	Amended and Restated Preferred Stock Purchase Warrant, dated August 6, 1997, issued to Lighthouse Capital Partners II, L.P.
4.3(2)	Warrant to Purchase Shares of Series DD Preferred Stock of Repeater Technologies, Inc., dated January 25, 1999, issued to Phoenix Leasing Incorporated.
4.4(2)	Stock Subscription Warrant to Purchase Series DD Preferred Stock of Repeater Technologies, Inc., dated July 8, 1999, issued to TBCC Funding Trust II.
4.5(2)	Seventh Amended and Restated Investors’ Rights Agreement, dated July 11, 2000.
4.6(2)	Form of Warrant to Purchase Shares of Series EE Preferred Stock.
4.7(3)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.8(3)	Rights Agreement, dated as of August 9, 2001, between Repeater Technologies, Inc. and U.S. Stock Transfer Corporation, including Form of Right Certificate.
10.13(4)*	Change of Control Agreement, dated May 3, 2002, between Chris L. Branscum and Repeater Technologies, Inc.
10.14(4)*	Change of Control Agreement, dated May 3, 2002, between Joel J. Spina and Repeater Technologies, Inc.
10.15(4)*	Change of Control Agreement, dated May 3, 2002, between John L. Soliday and Repeater Technologies, Inc.
10.16(4)*	Change of Control Agreement, dated May 15, 2002, between John E. Bosch and Repeater Technologies, Inc.
10.18(4)*	Form of Retention Agreement between Repeater Technologies, Inc. and each of Chris L. Branscum, Timothy A. Marcotte, Joel J. Spina and John L. Soliday.
10.19	Amendment to Settlement and Release Agreement, dated as of July 5, 2002, between Repeater Technologies, Inc. and Sanmina-SCI Corporation.
99.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

(1)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the Commission on September 20, 2000.

(2)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Registration Statement on Form S-1, as amended (No. 333-31266), declared effective by the Commission on August 8, 2000.

(3)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001, filed with the Commission on August 13, 2001.

(4)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 29, 2002, filed with the Commission on June 27, 2002.

*	Denotes a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended June 28, 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPEATER TECHNOLOGIES, INC.

BY:	/s/ TIMOTHY A. MARCOTTE

Timothy A. Marcotte
Executive Vice President,
Chief Operating Officer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2002

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the registrant.
3.3(2)	Bylaws of the registrant, as currently in effect.
4.1(2)	Specimen Common Stock Certificate.
4.2(2)	Amended and Restated Preferred Stock Purchase Warrant, dated August 6, 1997, issued to Lighthouse Capital Partners II, L.P.
4.3(2)	Warrant to Purchase Shares of Series DD Preferred Stock of Repeater Technologies, Inc., dated January 25, 1999, issued to Phoenix Leasing Incorporated.
4.4(2)	Stock Subscription Warrant to Purchase Series DD Preferred Stock of Repeater Technologies, Inc., dated July 8, 1999, issued to TBCC Funding Trust II.
4.5(2)	Seventh Amended and Restated Investors’ Rights Agreement, dated July 11, 2000.
4.6(2)	Form of Warrant to Purchase Shares of Series EE Preferred Stock.
4.7(3)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.8(3)	Rights Agreement, dated as of August 9, 2001, between Repeater Technologies, Inc. and U.S. Stock Transfer Corporation, including Form of Right Certificate.
10.13(4)*	Change of Control Agreement, dated May 3, 2002, between Chris L. Branscum and Repeater Technologies, Inc.
10.14(4)*	Change of Control Agreement, dated May 3, 2002, between Joel J. Spina and Repeater Technologies, Inc.
10.15(4)*	Change of Control Agreement, dated May 3, 2002, between John L. Soliday and Repeater Technologies, Inc.
10.16(4)*	Change of Control Agreement, dated May 15, 2002, between John E. Bosch and Repeater Technologies, Inc.
10.18(4)*	Form of Retention Agreement between Repeater Technologies, Inc. and each of Chris L. Branscum, Timothy A. Marcotte, Joel J. Spina and John L. Soliday.
10.19	Amendment to Settlement and Release Agreement, dated as of July 5, 2002, between Repeater Technologies, Inc. and Sanmina-SCI Corporation.
99.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

(1)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the Commission on September 20, 2000.

(2)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Registration Statement on Form S-1, as amended (No. 333-31266), declared effective by the Commission on August 8, 2000.

(3)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001, filed with the Commission on August 13, 2001.

(4)	Incorporated by reference from the correspondingly numbered exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 29, 2002, filed with the Commission on June 27, 2002.

*	Denotes a management contract or compensatory plan or arrangement.